Form 10-Q
period 2004-06-30
MARC PHARMACEUTICALS INC
filed 2004-09-27
CIK 1179438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                         to

                        Commission file number 333-113734

                           MARC PHARMACEUTICALS, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                13-4169954
                  ---------                               ----------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)

             350 Bedford Street,
            Stamford, Connecticut                           06901
            ---------------------                           -----
   (Address of principal executive offices)               (Zip Code)

          Issuer's telephone number, including area code (203) 352-8817
                                                         --------------
Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The outstanding number of each type of the issuer's securities as of September
21, 2004 is (i) 284,240,000 shares Common Stock, par value $.0001 (ii) 590,000
Class A Warrants to acquire common shares and (iii) 1,180,000 Class B Warrants to acquire common shares.

PART I FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                    I N D E X

                                                                                                  Page No.
                                                                                                  --------

         FINANCIAL STATEMENTS:

           Balance Sheets as at June 30, 2004 and December 31, 2003                                  3

           Statements of Operations
             For the Six and Three months ended June 30, 2004 and 2003 and Cumulative
             For the Period from January 29, 1999 (Inception) to June 30, 2004 (Unaudited)           4

           Statement of Stockholders' Equity (Capital Deficiency)
             For the Six Months Ended June 30, 2004 and Cumulative For the Period
             From January 29, 1999 (Inception) to June 30, 2004 (Consolidated) (Unaudited)           5

           Statements of Cash Flows
             For the Six Months ended June 30, 2004 (Consolidated) and 2003 and
             From January 29, 1999 (Inception) to June 30, 2004 (Consolidated) (Unaudited)           6

           Notes to Financial Statements (Unaudited)                                                7-16

                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                    ASSETS
                                                                June 30,         December 31,
                                                                  2004               2003
                                                                  ----               ----
                                                               (Unaudited)

Current assets:
  Cash                                                         $  527,688        $     3,105
  Prepaid insurance                                                   656              7,215
        Total current assets                                      528,344             10,320
                                                               ----------        -----------
Other assets:
  Deferred rent                                                    33,881             36,494
  Deferred registration costs                                     177,828             40,000
                                                               ----------        -----------
        Total other assets                                        211,709             76,494
                                                               ----------        -----------

        Total assets                                           $  740,053        $    86,814
                                                               ==========        ===========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
Current liabilities:
  Notes payable:
    Chairman                                                   $  125,000        $   275,000
    Others - Subject to Rescission                                800,000             25,000
  Accrued expenses - related parties                              387,279             81,601
  Accrued expenses and other current liabilities                   96,086             24,685
                                                               ----------        -----------
        Total current liabilities                               1,408,365            406,286
                                                               ----------        -----------

Commitments and contingencies                                          -                 -

Stockholders' capital deficiency:
  Common stock - $.0001 par value
    Authorized - 750,000,000 shares
    Issued  and outstanding - 283,650,000                          28,365             28,315
  Additional paid-in capital                                    1,268,019          1,143,069
  Deficit accumulated in the development stage                 (1,964,696)        (1,490,856)
                                                               ----------        -----------
        Total stockholders' capital deficiency                   (668,312)          (319,472)
                                                               ----------        -----------

        Total liabilities and stockholders'
          capital deficiency                                   $  740,053        $    86,814
                                                               ==========        ===========

                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 Cumulative From
                                           For the Six      For the Six      For the Three     For the Three    February 21, 2001
                                          Months Ended      Months Ended     Months Ended      Months Ended       (Inception) to
                                          June 30, 2004    June 30, 2003     June 30, 2004     June 30, 2003      June 30, 2004
                                          -------------    -------------     -------------     -------------      -------------

Revenues                                       $  -             $  -              $  -              $  -                $  -
                                          -----------      -----------       -----------       -----------         -----------

Operating expenses:
  Research and development                        -              3,257               -               3,257             934,828
  License costs                                   -                -                 -                 -                50,000
  Web site costs                                  -             18,000               -               8,000              28,000
  Professional fees                            21,298            6,192            18,298             6,192             122,173
  Consulting fees                              66,000              -              33,000               -                66,000
  Director's fees                             125,000              -                 -                 -               125,000
  Payroll and fringe benefits                 190,980              -             101,920               -               214,610
  Insurance                                     6,559            5,880               233             2,890              24,300
  Rent                                         10,400              -               5,550               -                19,400
  Other                                        10,045            6,097             4,849               -                23,530
                                          -----------      -----------       -----------       -----------         -----------
Total operating expenses                      430,282           39,426           163,850            20,339           1,607,841
                                          -----------      -----------       -----------       -----------         -----------

Loss from operations                         (430,282)        (39,426)          (163,850)          (20,339)         (1,607,841)
                                          -----------      -----------       -----------       -----------         -----------

Other (Income) expenses:
  Interest expense                             43,567          270,990            29,745           258,045             358,574
  Interest income                                  (9)             (19)               (5)              (10)             (1,719)
                                          -----------      -----------       -----------       -----------         -----------
Total other expenses                           43,558          270,971            29,740           258,035             356,855
                                          -----------      -----------       -----------       -----------         -----------

Net loss                                    ($473,840)       ($310,397)        ($193,590)        ($278,374)        ($1,964,696)
                                          ===========      ===========       ===========       ===========         ===========

Per share data:
  Loss per share - basic and diluted         ($ - )            ($ - )            ($ - )            ($ - )
                                          ===========      ===========       ===========       ===========

Weighted average number of
  shares outstanding                      283,586,111      268,036,665       283,650,000       268,036,665
                                          ===========      ===========       ===========       ===========

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

             STATEMENTS OF STOCKHOLDERS' CAPITAL EQUITY (DEFICIENCY)

       FOR THE PERIOD FROM FEBRUARY 21, 2001 (Inception) TO JUNE 30, 2004

                                                                                            Deficit                       Total
                                                                                          Accumulated                 Stockholders'
                                                      Common Stock          Additional      in the         Stock          Equity
                                                      ------------           Paid-In      Development  Subscriptions     (Capital
                                                  Shares         Amount      Capital         Stage      Receivable     Deficiency)
                                                ----------     ----------    -------         -----      ----------     -----------

 Balance at February 21, 2001 - Inception       202,700,000      $20,270        $  -          $  -       ($ 20,270)        $  -

 Payment of common stock subscriptions                -              -             -             -             140            140

 Compensatory element of common stock
   issued for services rendered                     450,000           45                                                       45

 Proceeds from sale of common stock              19,000,000        1,900        77,409                                     79,309

 Net loss for the period from Inception                                                                                        -
   to December 31, 2001                               -              -             -            (450)          -             (450)
                                               ------------      --------   ----------   ------------     ---------     ---------

 Balance at December 31, 2001                   222,150,000       22,215        77,409          (450)      (20,130)        79,044

 Payment of common stock subscriptions                -              -                           -          20,130         20,130

 Proceeds from sale of common stock              41,810,000        4,181       179,029           -             -          183,210

 Net loss for the year ended
   December 31, 2002                                  -              -             -        (723,240)          -         (723,240)
                                               ------------      --------   ----------   ------------     ---------     ---------

 Balance at December 31, 2002                   263,960,000       26,396       256,438      (723,690)          -         (440,856)

 Proceeds from sale of common stock              14,190,000        1,419       637,131                                    638,550

 Compensatory element of common stock
   issued as payment of interest                  5,000,000          500       249,500                                    250,000

 Net loss for the year ended
   December 31, 2003                                  -              -             -        (767,166)          -         (767,166)
                                               ------------      --------   ----------   ------------     ---------     ---------

 Balance at December 31, 2003                   283,150,000       28,315     1,143,069    (1,490,856)          -         (319,472)

 Compensatory element of common stock
   issued for services rendered (Unaudited)         500,000           50       124,950                                    125,000

 Net loss for the three months ended
   June 30, 2004 (Unaudited)                          -              -             -        (473,840)          -         (473,840)
                                               ------------      --------   ----------   ------------     ---------     ---------

 Balance at June 30, 2004 (Unaudited)           283,650,000      $28,365    $1,268,019   ($1,964,696)       $  -        ($668,312)
                                               ============      ========   ==========   ============     =========     =========

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           Cumulative From
                                                              For the Six             For the Six         February 21, 2001
                                                              Months Ended           Months Ended           (Inception) to
                                                             June 30, 2004           June 30, 2003          June 30, 2004
                                                             -------------           -------------          -------------

Cash flows from operating activities:
  Net loss                                                     ($473,840)             ($310,397)             ($1,964,696)
                                                               ---------              ---------              -----------
  Adjustments to reconcile net loss
      to net cash used in
      operating activities:
    Compensatory element of common
      stock issued for services                                  125,000                    -                    125,045
    Compensatory element of common
      stock issued in payment of interest                             -                 250,000                  250,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Prepaid expenses                                             6,559                    -                       (656)
      Deferred rent                                                2,613                    -                    (33,881)
      Accrued expense - related parties                          305,678                    -                    387,279
      Accrued expenses and other current                              -                     -
         liabilities                                              71,401                  3,127                   96,086
                                                               ---------              ---------              -----------
  Total adjustments                                              511,251                253,127                  823,873
                                                               ---------              ---------              -----------

Net cash used in operating activities                             37,411                (57,270)              (1,140,823)
                                                               ---------              ---------              -----------
Cash flows from financing activities:
  Proceeds from notes payable - stockholders                     775,000                    -                  1,150,000
  Repayments of notes payable - stockholders                    (150,000)                                       (225,000)
  Deferred registration costs                                   (137,828)               (25,000)                (177,828)
  Proceeds from sale of common stock                                 -                  298,260                  921,339
                                                               ---------              ---------              -----------
Net cash provided by financing activities                        487,172                273,260                1,668,511
                                                               ---------              ---------              -----------

Increase (decrease) in cash                                      524,583                215,990                  527,688

Cash at beginning of period                                        3,105                 25,411                     -
                                                               ---------              ---------              -----------

Cash at end of period                                           $527,688               $241,401                 $527,688
                                                               ---------              ---------              -----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:
    Interest                                                      $  -                    $ -                    $  -
                                                               =========              =========              ===========
    Taxes                                                        $   363                  $ -                   $    363
                                                               =========              =========              ===========
Supplemental Schedules of Noncash
    Investing and Financing Activities:
  Common stock issued for services                             $ 125,000                  $ -                  $ 125,045
                                                               =========              =========              ===========
  Common stock issued as payment for
     interest on note payable                                     $  -                 $250,000                $ 250,000
                                                               =========              =========              ===========

                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)

NOTE  1 - PLAN OF ORGANIZATION:

          (a) Organization and Presentation of Financial Statements:

                    Marc Pharmaceuticals, Inc. (the "Company") was incorporated in the State of Delaware on February 21, 2001 at which time the founding and original stockholders subscribed for 202,700,000 shares of the Company's common stock for an aggregate of $20,270. $140 of the stock subscriptions were paid in 2001 and the balance in 2002.
          Effective February 21, 2001 four persons were issued 450,000 shares of the Company's common stock for administrative services rendered. Since its inception through December 31, 2003, the Company has not generated any significant revenues and has not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a working capital deficiency of $880,021, $395,966 and $440,856 at June 30,2004,
          December 31, 2003 and 2002, respectively, and has incurred net losses of $473,840 and $310,397 for the six months ended June 30,2004 and
          2003, respectively, and losses of $767,166 and $723,240 for the years ended December 31, 2003 and 2002, respectively, and had an accumulated deficit of $1,964,696 and $1,490,856 at June 30,2004 and December 31,
          2003, respectively.

                    These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to develop various pharmaceutical products to the point at which they may be sold. This plan necessarily means that it will be at least several years before the Company will generate sufficient revenues to cover all of its present and future costs and expenses. The Company's sources of cash to fund its operations have been the sales of its securities to accredited investors. The Company received, through December 31, 2003,
          $921,339 in proceeds (net of placement costs) from the sale of
          202,700,000 unregistered shares of its common stock to its original founding stockholders and 75,000,000 unregistered shares of its common stock to accredited investors in two private placements. In July 2002 the Company issued its $350,000 note payable to one of its directors as reimbursement for funds the director had paid on the Company's behalf for certain research and development costs. In November 2003 the Company commenced a private offering of up to $500,000 of its 20%
          interest bearing notes to accredited investors. At December 31, 2003 only one note in the amount of $25,000 was sold under the note placement. Subsequently through June 30, 2004, ten additional notes aggregating $200,000 were sold. Since the Company has not generated revenues from its inception and, since management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue to operate.

NOTE  1 - PLAN OF ORGANIZATION:  (Continued)

          (a) Organization and Presentation of Financial Statements: (Continued)

                    Accordingly, the Company extended its private placement debt offering to accredited individuals. The offering, which was scheduled to expire on February 3, 2004, was increased to $1,000,000 and was extended to February 29, 2004 and further extended until its termination on June 25, 2004. Additionally, the Company has contracted with a placement agent, on a best efforts basis, to sell up to
          20,000,000 units of the Company's securities to the public at a purchase price of $0.25 per unit. Each unit consists of one share of the Company's common stock, one Class A warrant to buy a share of the
          Company's common stock at $.50 and two Class B warrants to each purchase one share of the Company's common stock for $1.00. The
          Company will pay a placement agent commission of 8% of the proceeds of all the units placed by the placement agent and a non-accountable expense allowance of 3% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 1,600,000 units at a purchase price of
          $.3125 per unit which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one unit for every 12.5 units sold by the placement agent.
          The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant.

          (b) Principal Business Activity:

                    The Company is a development stage start-up pharmaceutical
          Company focusing on the development and commercialization of innovative products for the treatment of debilitating diseases.
          Management has no clinical experience in the development of pharmaceutical products and intends to rely, in part, on academic institutions and on clinical research institutions to conduct and monitor certain clinical trials. The Company and its products are subject to comprehensive regulation by the United States Food and Drug
          Administration (FDA) in the United States of America and by comparable authorities in other countries. In addition, certain clinical trials for our products are conducted by government-sponsored agencies.
          Because the conduct of such trials will be dependent on government funding and participation, the Company will have less control over such trials than if it were the sponsor of these trials. As a result, there can be no assurance that these trials will commence or be completed as planned.

                    Currently, the Company is the exclusive licensee of a
          medical compound which has certain derivatives that are (i) directed towards the treatment of cancer as a site directed chemotherapeutic agent that selectively attacks only cancer cells through a specific delivery device depending on the organ in which the cancer is located in the body and (ii) directed towards anti-HIV activity which could be used either systemically as an AIDS therapy, or locally as a microbicide to prevent the sexual acquisition of HIV.

NOTE  2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

          (a) Basis of Presentation:

                    The accompanying unaudited financial statements as at and
          for the six and three months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the six and three months ended June 30, 2004 and 2003. The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

                    The December 31, 2003 balance sheet was derived from the
          audited statements for the year ended December 31, 2003 included in the Company's Registration Statement on Form SB-2 File No. 333-113734
          as filed with the Securities and Exchange Commission on August 12,
          2004.

          (b) Revenue Recognition:

                    Since its inception, the Company did not have any revenues and is in the development stage. The Company will recognize revenues in accordance with accounting principles generally accepted in the
          United States of America. Revenues from the sale of its products will be recognized when shipped to its customers. Royalties earned from the licensing of its products to other pharmaceutical entities will be recorded on a pro-rata basis over the life of the contract effectuating the royalty.

          (c) Use of Estimates:

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of
          America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          (d) Deferred Registration Costs:

                    Costs incurred in connection with the proposed initial sale of the Company's securities to the public have been deferred and will be offset against the proceeds from the sale of the securities. If the initial sale of the securities does not generate sufficient funds to pay the costs related to the offering in full, the unpaid portion of the deferred registration costs, if any, will be charged to operations.

NOTE  2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:
          (Continued)

          (e) Sponsored Research and Development Costs:

                    Sponsored research and development costs (R&D) are expensed at the earlier of when they are paid or when the R&D is performed. R&D costs to date have consisted of the minimum payments required under a sponsored research agreement between the Company and Cornell
          University (Cornell). The three year agreement which commenced on June
          19, 2002 requires the Company to pay an aggregate of $1,250,000 to
          Cornell for research costs and overhead associated with the research.
          In July 2002 and 2003, respectively, payments of $500,000 and $375,000 were made to Cornell and the remaining $375,000 is payable in July
          2004. Although the pro rata amortization of the entire R&D cost is less than the amounts paid in fiscal 2002 and 2003, management has charged the entire payments to operations when paid because there is no evidence that the R&D will result in a commercially viable product.
          Additionally the agreement requires the Company to reimburse Cornell for certain costs incurred in obtaining patents for any technology developed through the sponsored research. Fees for patent attorneys of
          $7,682 and $52,146 in fiscal 2003 and 2002, respectively, were reimbursed to Cornell.

                    The agreement provides the Company with an exclusive license to the technology developed under the research and development agreement. The Company paid an initial license fee for the cancer therapeutic compound of $50,000 in fiscal 2002 which was charged to operations as there is no evidence that any technology developed from the research will be commercially viable. The license agreement was amended in July 2004 to include the HIV compound for an additional
          $50,000 payable in two equal installments in July and November 2004.
          Th agreement also requires additional payments upon the attainment of certain milestones - initiation of clinical trials and FDA or equivalent approval of products developed. The aggregate payments required for the various milestones are $2,137,500.

                    In January 2004 the Company entered into a second sponsored research agreement with Cornell for three years. The Company has agreed to sponsor research in other uses of certain oncological technologies for an aggregate of $1,000,000 of which $75,000 was paid in July 2004, and $112,500 is payable in November 2004, $187,500 in
          December 2004 and $312,500 in each of fiscal 2005 and 2006. The
          Company, in return for its research funding, received a first right of refusal to acquire a royalty-bearing license to market the technology developed by the researchers.

          (f) Recently Issued Accounting Pronouncements:

                    In December 2003 the FASB issued Interpretation No. 46
          (Revised) "Consolidation of Variable Interest Entities". This
          interpretation of Accounting Research Bulletin No. 51, "Consolidated
          Financial Statements", describes the circumstances under which a variable special purpose entity is to be consolidated with entities that do not have the characteristics of a controlling interest in the special purpose entity.

                    In April 2003, the FASB issued SFAS No. 149 which amends and clarifies SFAS No. 133, "Accounting for Derivative Instruments and
          Hedging Activities".

                    In May 2003, the FASB issued SFAS No. 150, "Accounting for
          Certain Instruments with Characteristics of Both Liabilities and
          Equity". This statement establishes standards for how an issuer classifies certain financial instruments with characteristics of both liabilities and equity.

                    Management believes the adoption of these pronouncements
          will not have a material impact on the Company.

NOTE  2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:
          (Continued)

          (g) Earnings Per Share:

                    The Company adopted Statement of Financial Accounting
          Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive.

NOTE  3 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                    Accrued expenses and other current liabilities consist of
          the following at:

                                            June 30, 2004     December 31, 2003
                                            -------------     -----------------

          Professional fees                    $73,114             $15,000
          Deferred registration costs               -                   -
          Payroll taxes                             -                3,160
          Franchise taxes payable                1,950               2,000
          Sundry operating expenses             21,022               4,525
                                               --------            -------
                                               $96,086             $24,685
                                               ========            =======

NOTE  4 - RELATED PARTY TRANSACTIONS.

          (a) Notes Payable - Chairman:

                    In July 2002, a founding shareholder and the Chairman of the
          Company personally paid $350,000 to Cornell University on behalf of the Company in partial satisfaction of the Company's commitment to fund research under the sponsored research and development agreement.
          The Company issued this director its 15% interest bearing note payable on August 17, 2002. The director agreed to extend the due date initially to March 31, 2003, then to June 30, 2003, then to September
          30, 2003, then to March 31, 2004, then to May 31, 2004 and currently to December 31, 2004. During the fourth quarter of 2003, $75,000 of loan principal was repaid. In return for the director's extension of the note from March 31, 2003 to June 30, 2003, the Company issued this director 5,000,000 shares of its common stock whose fair value at the date of issuance was $250,000 which was charged to operations in 2003 as interest expense. The fair value of the shares issued is based upon the per share price which the Company was offering at that time to accredited investors through a private placement of its common stock.
          During the six months ended June 30, 2004, $150,000 of this loan's principal was repaid. Interest expense charged to operations on this debt was $26,865 and $20,990 in the six months ended June 30, 2004 and
          2003, respectively, and $40,383 and $24,021 in the years ended
          December 31, 2003 and 2002, respectively. At June 30, 2004 December
          31, 2003 and 2002 the director was owed accrued interest of $81,269,
          $64,404 and $24,021 on this indebtedness which is included in the accompanying financial statements under the caption accrued expenses -
          related parties.

NOTE  4 - RELATED PARTY TRANSACTIONS.  (Continued)

          (b) Notes Payable - Others - Subject to Rescission:

                    In November 2003, the Company commenced a $500,000 private placement of its 20% interest bearing notes to accredited investors.
          On May 31, 2004 the total note private placement was increased to
          $1,000,000. A stockholder purchased a note for $25,000 payable on
          November 7, 2004 plus accrued interest. Accrued interest on this obligation of $603 was charged to operations in 2003 and is included in accrued expenses - related parties at December 31, 2003. Through
          June 30, 2004, eight stockholders and a personal friend of the
          Company's CEO acquired notes aggregating $800,000. Interest charged to operations during the six months ended June 30, 2004 was $16,689 and is included in accrued expenses - related parties. Management of the
          Company offered the notes to only accredited individuals, all but one of whom were stockholders at the time they were offered these notes.
          Management did not seek investors outside of its own stockholders and a few other individuals who are longstanding business associates of the Company's officers. Management of the Company did not solicit any other person to buy these notes. Moreover, Management believes that its note offering could not be integrated under applicable rules with its proposed initial public offering. Nevertheless, the Securities and
          Exchange Commission ("SEC"), a state securities regulator or one or more of the note holders from this private placement note offering may assert the position that the note offering was an unregistered public offering. If such position were to prevail, among other things, the note holders could demand immediate repayment of their notes plus interest at the prevailing market rate. The Company and its management could be accused by the SEC or other regulatory bodies of violations of securities or other laws and regulations which could subject them to criminal or civil sanctions and penalties. If such accusations were instituted, the Company's planned initial offering of its securities for sale to the public could be jeopardized. The defense of such accusations would not only require the expenditure of legal fees but would divert management's attention from the Company's operations.

          (c) Legal Fees:

                    The Company's general and securities counsel is an original shareholder of the Company. During the period from inception to June
          30, 2004, these attorneys rendered services aggregating $171,980.
          $36,460 of the total was charged to additional paid-in capital for legal services rendered in connection with the Company's private placements of its common stock. $75,226 is for legal services in connection with the Company's initial offering of its securities to the public of which $50,000 was paid at June 30, 2004. This amount is included in the accompanying financial statements under the heading deferred registration costs. The remainder was for general corporate matters of which $7,603 and $51,243 was charged to operations in fiscal 2003 and 2002, respectively. A portion, $11,841, of these legal fees was paid by a director of the Company who was subsequently reimbursed by the Company in September 2002. At June 30, 2004,
          December 31, 2003 and 2002, these unpaid fees aggregated $37,268,
          $16,594 and $81,485, respectively, and are included in accrued expenses - related parties.

          (d) Placement Agent Fees:

                    The Company's president controlled a corporate placement
          agent which placed the Company's two private sales of its common stock to accredited investors. The placement agent firm received $9,500 in
          2001, $25,000 in 2002 and $70,950 in 2003 in commissions and fees for its services.

NOTE  4 - RELATED PARTY TRANSACTIONS.  (Continued)

          (e) Consulting Agreement:

                    The Company in January 2004 retained the services of its
          Chairman to assist senior management in identifying opportunities and developing strategies to enhance the Company's value through a five year consulting agreement. The Chairman will receive $120,000 annually for his services and a monthly car allowance of $1,000. At June 30,
          2004, the Chairman is owed $60,000 for his consulting services and
          $6,000 for his allowance. These liabilities are included in accrued expenses - related parties at June 30, 2004.

          (f) Lease:

                    The Company leases its Stamford, CT premises from a
          corporation whose Chairman and CEO is the Company's Chairman. The lease commenced in March 2004 and is for one year which is automatically renewable for an additional one year term. Rental is
          $350 per month. At June 30, 2004, unpaid rent of $1,400 is included in accrued expense - related parties.

          (g) Employment Contract:

                    The Company entered into a five-year employment contract
          with its CEO on January 1, 2004. The CEO is to be paid $250,000 annually, an automobile allowance of $12,000 annually plus all other benefits which are or will be provided to other executive officers and employees of the Company. Additionally, the CEO is to receive annually a cash incentive bonus equal to 1% of the after-tax net income of the
          Company as defined. At June 30, 2004, the CEO is owed $166,667 of his salary which is included in accrued expense - related parties. The CEO was paid in June 2004 $15,530 in reimbursement of telephone costs and medical and disability insurance expenses he had previously paid on of behalf of the Company.

NOTE  5 - INCOME TAXES.

                    The Company does not have any currently payable or deferred federal or local tax benefit since its inception to June 30, 2004. At
          June 30, 2004 and December 31, 2003, the Company had a net operating loss carryforward amounting to approximately $1,965,000 and
          $1,491,000, respectively, available to reduce future taxable income, of which $724,000 expires in 2022, $767,000 expires in 2023, and
          $474,000 expires in 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not to occur and, accordingly, the deferred tax asset of approximately $664,600 and
          $507,000 at June 30, 2004 and December 31, 2003 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                           For the Three Months Ended June 30,
                                       -----------------------------------------
                                               2004                 2003
                                       -------------------  --------------------
Loss before income taxes               ($193,590)           ($278,374)

Expected statutory tax benefits          (65,800)   -34.0%    (94,600)   -34.0%
Net operating loss valuation reserve      65,800     34.0%     94,600     34.0%

Total tax benefit                       $    -               $    -

NOTE  5 - INCOME TAXES.  (Continued)

                                                                                                For the Period From
                                                                                                 February 21, 2001
                                                     For the Six Months Ended June 30,           (Inception) To
                                                          2004                   2003             June 30, 2004
                                               ---------------------  ---------------------   ------------------------
                                               (Unaudited)            (Unaudited)             (Unaudited)

Loss before income taxes                       ($473,840)             ($310,397)              ($1,964,696)
                                                --------               --------                ----------

Expected statutory tax benefits                 (161,100)   -34.0%     (105,500)    -34.0%       (668,000)     -34.0%
Net operating loss valuation reserve             161,100     34.0%      105,500      34.0%        668,000       34.0%
                                                --------               --------                ----------

Total tax benefit                               $   -                  $   -                   $    -

NOTE  6 - COMMON STOCK.

                    On February 21, 2001, the founding, original shareholders, all of whom are accredited investors, subscribed for 202,700,000 shares of common stock for an aggregate of $20,270 of which $140 was paid in 2001 and the balance in 2002.

                    In payment for administrative services rendered in
          conjunction with the organizing of the Company, four persons received
          450,000 shares of the Company's common stock whose fair value was $45 as determined by the then per share price ($.0001) paid by the founding and original shareholders.

                    In 2003, the Chairman was issued 5,000,000 shares of the
          Company's common stock as compensation for the Chairman's extending the due date of his $350,000 note to June 30, 2003. The fair value of the securities of $250,000 was charged to operations as additional interest expense.

                    The Company in January 2004 issued 500,000 shares of its
          common stock to an individual as an inducement to become a member of the Company's Board of Directors. The fair value of the common shares issued of $125,000 was charged to operations upon issuance. The fair value was based upon the per share value $0.25 ascribed to the
          Company's initial public offering of its securities. See below.

          Private Placements of the Company's Securities:

                    In September 2001, the Company commenced the sale of
          60,000,000 of its unregistered common shares to accredited investors for $.005 per share. The Company received $79,309 in proceeds (net of
          $16,191 in offering costs) in 2001 and $178,095 (net of $23,809 in offering costs) in 2002 from this private offering.

                    In July 2002 the Company commenced another private placement of 15,000,000 unregistered shares of its common stock to accredited investors for an aggregate of $750,000 ($.05 per share). The Company received $5,115 net proceeds from the sale of 810,000 shares of its common stock in 2002 and $638,550 in net proceeds from the sale of
          14,190,000 shares of its common stock in 2003.

NOTE  6 - COMMON STOCK.  (Continued)

                    In November 2003 the Company commenced an offering for up to
          $500,000 of its 20% interest bearing one year unregistered notes to accredited investors. The offering amount was increased to $1,000,000.
          The note offering was to expire on February 3, 2004 but was extended to February 29, 2004 and further extended until its termination on
          June 25, 2004. If the Company's initial sale of its securities is successful, the note offering will be terminated upon the
          effectiveness of a registration statement. Through June 25, 2004 eleven notes in the amount of $800,000 were sold. These notes were offered to all accredited individuals, all but one whom are stockholders of the Company. The Company did not go out into the open market to solicit individuals to buy these notes. The Company did not use the registration statement as a general solicitation for the sale of the notes. The registration statement does not state any specific information to a note holder regarding the repayment of the note. The individual who was not an existing stockholder of the Company is a personal friend of the Company's President. Nevertheless, the
          Securities and Exchange Commission, a Blue Sky regulator or one of the note holders from the note offering may at some time assert the position that the note offering was an unregistered public offering.
          If such a position were to prevail, several possible consequences might ensue including the immediate repayment of the notes with interest at the market rate. In addition, we may also be subject to legal enforcement by federal and state agencies which will necessitate the expenditure of a significant amount of time and resources in our legal defense.

          Initial Sale of the Company's Securities to the Public:

                    The Company entered into an agreement with a placement agent to offer for sale to the public, on a best efforts basis, up to
          20,000,000 units of the Company's securities to the public at a purchase price of $0.25 per unit. Through September 20, 2004, the
          Company has received $147,500 in gross proceeds from the sale of said securities to the public. Each unit consists of one share of the
          Company's common stock, one Class A warrant to buy a share of the
          Company's common stock at $.50 and a Class B warrant to purchase one share of the Company's common stock for $1.00. The Company will pay a placement agent commission of 8% of the proceeds of all the units placed by the placement agent and a non-accountable expense allowance of 3% of the proceeds of all the shares placed by the placement agent.
          In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up
          1,600,000 units at a purchase price of $.3125 per unit which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one unit for every 12.5 units sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant.

NOTE  7 - COMMITMENTS AND CONTINGENCIES.

          (a) Sponsored Research Agreements and License Agreement.

                    In June 2002, the Company simultaneously entered into a
          three year research and development agreement with the Weill Medical
          College of Cornell University and a license agreement with Cornell
          Research Foundation, Inc., a subsidiary of Cornell University
          (collectively "Cornell"). The agreements require the Company to fund the research for a medical compound which has certain derivatives that are directed towards the treatment of cancer as a site directed chemotherapeutic agent that selectively attacks only cancer cells through a specific delivery device depending on the organ in which the cancer is located in the body. The Company exercised its option to enter into an amendment to the license agreement for the exclusive license under certain patent applications owned by Cornell for certain betulinol derivatives for the treatment of HIV and AIDS. Accordingly in July 2004, the Company entered into an amendment to the license agreement.

NOTE  7 - COMMITMENTS AND CONTINGENCIES.  (Continued)

                    In addition to the royalties described below, the Company
          agreed to pay Cornell up to an aggregate of $2,187,500 over the term of the agreement from submission of investigational new drug to FDA approval as follows:

                     Submission of Investigative New Drug
                       Application to the FDA or equivalent       $   50,000
                     Initiation of Phase I Clinical Trial             62,500
                     Initiation of Phase II Clinical Trial           125,000
                     Initiation of Phase III Clinical Trial          200,000
                     FDA or Equivalent Body Approval               1,000,000
                     First Anniversary after FDA Approval            750,000

                    The license agreement, as amended, required non-refundable initial payments of $50,000 in 2002 for the cancer therapeutic technology license and $50,000 payable in two equal installments in
          July and November 2004 for the HIV license. The term of the license extends up to the expiration date of any patent granted from the R&D technology. The license requires the Company to make royalty payments of up to 7% from the sale of any product developed through the R&D technology. Commencing one year after the first sale of any R&D related product, the Company is required to make annual minimum royalty payments of $100,000 for as long as the Company remains licensee. Cornell is also entitled to a percentage of the proceeds received by the Company from its sub-licensees and from the sale or transfer of any part of its rights and interest in the license. The
          Company may terminate the license agreement at any time provided that all amounts owed under the agreement are paid and that the sale of all products developed from the R&D technology by the Company or its sub-licensees must cease and the license is returned to Cornell.

                    In January 2004 the Company entered into a second sponsored research agreement with Cornell for three years under which the
          Company will fund research relating to betulinol derivatives intended to be used to treat HIV and AIDS. The Company has agreed to sponsor research in other uses of certain oncological technologies for an aggregate of $1,000,000 of which $75,000 was paid in July 2004,
          $112,500 is payable in November 2004, $187,500 in December 2004 and
          $312,500 in each of fiscal 2005 and 2006. The Company, in return for its research funding, received a first right of refusal to acquire a royalty-bearing license to market the technology developed by the researchers.

          (b) Lease:

                    The Company and a corporation controlled by the lead
          researcher employed by Cornell to undertake the sponsored research have entered into an arrangement whereby the Company is entitled to use the researcher's apartment in New York City for $1,500 per month through July 2004. The arrangement provides for automatic yearly renewals. The researcher has agreed to credit the company for its use fee any and all furnishings the company purchases for use in the apartment. The Company in 2004 and 2003 acquired $6,387 and $45,494 of furnishings and improvements to the apartment and received a credit from the owner of $9,000 and $9,000, respectively, for the six months ended June 30, 2004 and for the six months use through December 31,
          2003. At June 30, 2004 and December 31, 2003, the balance of the furnishings costs was included in deferred rent.

                    Commencing in March 2004, the Company also occupies office space in Stamford, CT for $350 per month. The office is leased from a corporation whose CEO is the Company's Chairman.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Marc Pharmaceuticals, Inc. (the "Company") is development stage start-up pharmaceutical company focusing on the development and commercialization of innovative products for the treatment of debilitating diseases. Currently, the Company has exclusive licenses from Cornell Research
Foundation, Inc. ("Cornell") of certain patent applications covering compounds intended for use in treating cancer and in treating HIV and AIDS. Some of the compounds can be attached to an antibody that selectively attaches only to cancer cells and does not attach to healthy cells, thereby permitting administration of lower amounts of active chemotherapeutic agents. Other chemical variations of the compounds appear to be effective in treating HIV and could be used both systemically (i.e., as a general whole body therapy) or as an
AIDS therapy, or locally to inhibit the growth and transmission of HIV through sexual activity.

         Although there are preliminary indications that the Company's compounds may be effective in treating cancer and HIV and AIDS, the Company's compounds and their derivatives have not been proven effective in treating cancer or HIV or AIDS in humans or in preventing HIV or AIDS in humans and the Company's compounds and their derivatives have not yet been proven safe for administration to human beings.

         The Company's business plan, which involves the development of various pharmaceutical products to the point at which they may be sold in the United
States, necessarily means that it will be at least several years before the
Company generates sales or revenues. During those years, the Company's development expenditures will likely exceed $10,000,000 for every product that it seeks to commercialize.

         The Company and its products are subject to comprehensive regulation by the U.S. Food and Drug Administration (FDA) in the United States and by
comparable authorities in other countries. The Company has not yet applied for, or received, approval from the FDA or any other of these authorities and, unless the Company receives such approvals, even if its compounds are both safe and effective, the it will not be able to market its drugs.

         To date, the Company has had no revenues and sales. The Company has financed its operations since inception primarily with the net proceeds received from private placements of debt and equity securities. These placements from inception through June 25, 2004 aggregated a total of $1,150,000 in proceeds from notes payable (of which $225,000 was repaid) and net proceeds from the sale of the Company's common stock of $921,339.

         The Company has since filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 to raise $5,000,000 in an initial public offering for the sale of 20,000,000 units at a purchase price of $.25 per unit
("IPO"). Each unit consists of one share of common stock, one class A redeemable warrant to purchase a share of common stock at $.50 per share and two class B redeemable warrants to each purchase a share of common stock at $1.00 per share
("Unit"). The Company is offering the Units on a "best efforts" basis with no required minimum amount to be raised. Even if not all, or very few, of the
20,000,000 Units are sold the Company will not refund any payments for the
Units. The offering of the Units will terminate on December 31, 2004 if not earlier terminated by the Company. The offering may be extended at the determination of the placement agent and the Company for up to an additional 6 months.

         Each class A redeemable warrant gives its holder the right to purchase one share of common stock at $.50. A maximum of 20,000,000 shares of common stock are issuable upon the exercise of the class A redeemable warrants. If the
Company's common stock trades for at least 5 consecutive trading days at a price of $.75 or more, the Company will have the right to call the class A redeemable warrants at a price of $.001 per warrant, unless an investor chooses to exercise the warrant at that time. The class A redeemable warrants are tradeable and are exercisable at any time beginning on August 12, 2004 for a period of 5 years.

         Each class B redeemable warrant gives its holder the right to purchase one share of common stock at $1.00. A maximum of 40,000,000 shares of common stock is issuable upon the exercise of the class B redeemable warrants. If the
Company's common stock trades for at least 5 consecutive trading days at a price of $1.25 or more, the Company will have the right to call the class B redeemable warrants at a price of $.001 per warrant, unless an investor chooses to exercise the warrant at that time. The class B redeemable warrants are tradeable and are exercisable at any time beginning on August 12, 2004 for a period of 7 years.

         The registration statement became effective on August 12, 2004. Through
September 20, 2004, the company sold 590,000 Units for a total purchase price of
$147,500, of which $11,800 was paid as commission to the Company's placement agent. The placement agent is eligible to receive, but has not yet received, a warrant to purchase 128,000 units, each unit consisting of a share of the
Company's common stock, a warrant to purchase a share of the Company's common stock at a price of $.50 for a period of five years from August 12, 2004 and two warrants to each purchase a share of the Company's common stock at a price of
$1.00 for a period of 5 years from August 12, 2004.

         The Company's authorized capital stock consists of 750,000,000 shares of common stock, par value $.0001. Based on the number of shares of common stock outstanding as of June 30, 2004 and assuming that all 20,000,000 units offered pursuant to the IPO are sold, a total of 303,650,000 shares of common stock will be outstanding after the offering. This total does not include any shares of common stock issuable upon the exercise of either the class A redeemable warrants or the class B redeemable warrants.

         The Company's securities are not listed on any securities exchange or on the Nasdaq Stock Market. They do not presently trade and there is no market for them. The Company is in the process of seeking quotation for its shares and warrants on the Over-The-Counter Bulletin Board which will enable its shares and warrants to be traded. However, there may still be no market for them.

         The Company has a working capital deficiency of ($880,021) and
($395,966) at June 30, 2004 and December 31, 2003, respectively, and a has incurred net losses of ($473,840) and ($310,397) for six months ended June 30,
2004 and June 30, 2003, respectively, and losses of ($767,166) and ($723,240)
for years ended December 31, 2003 and December 31, 2002, respectively and had an accumulated deficit of ($1,964,696) at June 30, 2004 and ($1,490,856) at
December 31, 2003.

         The Company's cash on hand at September 24, 2004 totaled $132,135.74.
The Company is in the development stage and has had no revenues from its inception. The Company does not anticipate any revenues during the next 12 months. Additionally, the Company does not believe it will generate any revenues in 2005 and will need additional financing to meet its obligations.

         The Company's plan of operation for the next twelve months depends, in part, upon two variables: (a) the amount of money available to it both from its
IPO and from other financing sources and (b) the respective rate of success in the clinical testing of the Company's two products.

         If the Company sells all of the Units in its IPO and it continues to have positive results from its testing program, the Company intends, over the next twelve months, to increase its staff, arrange for permanent leased space, continue its clinical in vitro and animal testing, submit investigative new drug applications ("INDs") to the FDA for both of its products, perhaps begin Phase I human testing, and make all of the payments associated with these activities. In tabular form, the Company expects to expend the following amounts for these purposes:

a.       Payments to Cornell                                          $560,000
b.       Patent expenses                                              $150,000
c.       Compensation for a chief financial officer,
                  chief product scientist and other staff             $300,000
d.       Expanded facility                                            $100,000
e.       Other expenses for testing                                   $200,000
f.       FDA expenses                                                  $50,000
g.       Miscellaneous expenses                                       $100,000
                                                                    ----------
                  TOTAL                                             $1,460,000

         If the Company sells less than all of the Units in its IPO, but at least $3,000,000 worth of Units, the Company may not be able to undertake all of the described activities and it will reduce its expenditures to the levels as shown in the following chart. It will still be able to carry on its necessary activities for the 12 months of operations, including the filing of the INDs for both of its products.

         a.       Payments to Cornell                                 $560,000
         b.       Patent expenses                                     $102,000
         c.       Compensation for a chief financial officer,
                  chief product scientist and other staff             $100,000
         d.       FDA expenses                                        $ 50,000
                                                                      ---------
                   TOTAL                                              $812,000

         If the Company sells less than $3,000,000 of Units, the Company will be required to seek alternative financing sources in order to conduct the required activities and expend the amounts shown in the preceding table. If the Company cannot raise these funds, the Company will suspend operations until the Company has the necessary capital. If the Company does not raise the necessary capital by the time that additional expenditures must be made, it may lose its licenses or be unable to take its drugs to the FDA.

         Units in the Company's IPO are being sold on a best efforts basis and it is likely that the proceeds of those sales will be received by the Company over a period of at least several months. As these proceeds are received, if they are sufficient, after paying the expenses of the offering, the Company will utilize them for the purposes described in this Plan of Operation. The Company also intends to utilize these proceeds to pay the amounts due on the Company's outstanding notes, which total approximately $1,050,000. Except for the note payable to the Company's chairman of the board, the other notes are payable between November 2004 and June 2005. The largest portion of the notes are due in
2005. On the other hand, if the notes other than the note to the Company's chairman were issued in violation of the private offering rules, and a rescission resulted with respect

to some or all of the notes, the Company may be required to direct funds to pay notes at an earlier time, thereby postponing its ability to carry out some or all of its plan.

         If the Company's testing results do not continue to demonstrate success, the Company may abandon one or both of its products or it may delay the filing of one or both of the INDs. In any of those circumstances, the Company's planned expenditures would be reduced.

         It is also possible that the Company may identify an additional product candidate, although the Company is not projecting that event during these twelve months.

         The Company anticipates that expenditures for product development, research and general and administrative expenses and license payments with respect to the cancer therapeutic product will exceed $10,000,000 and with respect to the HIV product will exceed $10,000,000. The Company is uncertain as to how long it will take for it to generate revenues, if any. The Company anticipates that the products will be submitted for an IND in 2005 and then clinical trials and approval from the FDA can take anywhere from 5 to 10 years.
It may cost hundreds of millions of dollars to bring a new drug to the marketplace. The Company does not at this point believe that it will bring the technologies to market and anticipate that at some point it will either seek a joint venture partner to assist in commercialization of the technologies or it will sublicense the technologies to larger pharmaceutical companies. In the event either of these events occur and the technologies are commercialized, the
Company will retain a certain interest in the products. Such interest can not be determined at this time, and, therefore, the Company is unable to set forth its exact interest in the technologies once the products are sold in the marketplace. Since the Company is uncertain at which point it will contract with a third party, it is uncertain of the amount of additional funds it will need in order to complete certain phases of the product's path to commercialization.
Other products which it may acquire will involve the same process discussed in this paragraph.

         The Company's principal investigator at Cornell reports that the cancer therapeutic has, through the date of this quarterly report, been tested exclusively in a simulated laboratory environment and in mice that are genetically bred to not be able to produce antibodies. Antibodies are normally produced by living organisms such as humans and mice to combat the presence of dangerous conditions, such as cancer, which the organism discovers in itself. By utilizing these specially bred mice, the results of the cancer therapeutic may be measured without interference from the mouse's own antibodies.

         The investigators have transplanted prostate cancer cell cultures in the form of tumors into these mice by injection. They then injected the cancer therapeutic into the same mice. Results have been substantially consistent in showing that our licensed compound has killed the cancer cells while not affecting normal cells. To date, the cell cultures that have been introduced into the mice have been developed in the laboratory.

         Over the next twelve months, two more investigatory processes will be conducted and, if they are successful, the Company will file an IND with the
FDA. Then, the Company will be required to wait for FDA approval of the IND before additional testing is commenced. Because it is anticipated that the next two processes will be conducted over a period of four to six months, it is likely that FDA approval of the IND will not occur prior to the end of the twelve month period and, therefore, it is likely that no additional testing of the cancer therapeutic will occur during that period.

         The beginning of the next phase is already in process. The Company's laboratory is growing three dimensional prostate tumors in agar gelatin, in both the presence and the absence of the cancer therapeutic. The expected result will be that the tumors will grow in the gelatin which does not have the compound present but will not grow in the gelatin where the compound is present. This test must be repeated. If this result is, in fact achieved, the testing will move to the next step.

         After the gelatin testing, the investigators will transplant human prostate tumor tissue into mice. This human tissue will be secured from approved sources which are both living cancer patients and deceased sufferers of prostate cancer. All three types of prostate cancer cells will be introduced into the mice that are genetically devoid of an immune system and the same results will be sought. Then the investigator will study of tumor tissue prior to the drug treatment and after the drug treatment to determine the success of the experiment.

         If these steps are also successful, the Company will then file the IND for the cancer therapeutic, in connection with the treatment of prostate cancer, with the FDA. Later, as additional cancers are tested, and if the tests are successful, additional FDA filings will be made.

         With respect to the HIV therapeutic, similar steps will be followed.
However, since funding has recently been provided to Cornell for research by the
Company, it is likely that these steps will be taken at a slower pace.
Nevertheless, various testing procedures have been conducted at Cornell with respect to the HIV compound without any outside funding so the process will continue at an intermediate stage. It is likely that the IND will not be filed, if at all, before the second quarter of 2005.

ITEM 3.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Financial Officer/Chief Executive Officer is
primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. He has, within 90 days of the filing date of this report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

INTERNAL CONTROLS

         To meet his responsibility for financial reporting, the Chief Financial
Officer/Chief Executive Officer has established internal controls and procedures, which he believes are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation by the Chief Financial Officer/Chief Executive
Officer.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (A) EXHIBITS

                  31.1 Certification of and Chief Financial Officer and Chief
         Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

                  32.1 Certification of Chief Financial Officer and Chief
         Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marc Pharmaceuticals, Inc.
--------------------------------------------------------------------------------
(Registrant)

By: /s/ Robert M. Cohen
    -------------------------------------------
       Robert M. Cohen, Chief Financial Officer

Date: September 24, 2004
      ------------------

Exhibits                                                                Page No.
--------------------------------------------------------------------------------
31.1     Certification of Chief Financial Officer and Chief Executive      25
         Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1     Certification of Chief Financial Officer and Chief Executive      27
         Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

