Form 10QSB
period 2004-09-30
MARC PHARMACEUTICALS INC
filed 2004-11-15
CIK 1179438

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ---------------------------------------------

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

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
          ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The outstanding number of each type of the issuer's securities as of November 8,
2004 is (i) 285,380,000 shares Common Stock, par value $.0001 (ii) 1,730,000
Class A Warrants to acquire common shares and (iii) 3,460,000 Class B Warrants to acquire common shares.

PART I FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS.

                                                           MARC PHARMACEUTICALS, INC.
                                                         (A Development Stage Company)

                                                                   I N D E X
                                                                   ---------
                                                                                                                    Page No.
                                                                                                                    --------

         FINANCIAL STATEMENTS:

           Balance Sheets as at September 30, 2004 and December 31, 2003 (Unaudited)                                  3

           Statements of Operations
             For the Nine and Three months ended September 30, 2004 and 2003 and Cumulative
             For the Period from January 29, 1999 (Inception) to September 30, 2004 (Unaudited)                       4

           Statement of Stockholders' Equity (Capital Deficiency)
             For the Nine Months Ended September 30, 2004 and Cumulative For the Period
             From February 21, 2001 (Inception) to September 30, 2004 (Unaudited)                                     5

           Statements of Cash Flows
             For the Nine Months ended September 30, 2004 and 2003 and
             From February 21, 2001 (Inception) to September 30, 2004 (Consolidated) (Unaudited)                      6

           Notes to Financial Statements (Unaudited)                                                                 7-17

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                                        18-23

         ITEM 3.  CONTROLS AND PROCEDURES.                                                                            23

         PART II
         OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                                   23

         SIGNATURES                                                                                                   24

         EXHIBITS                                                                                                    26-28

                       See notes to financial statements.

                                                     MARC PHARMACEUTICALS, INC.
                                                   (A Development Stage Company)

                                                            BALANCE SHEET
                                                             (Unaudited)

                                                               ASSETS
                                                                               September 30,            December 31,
                                                                                   2004                     2003
                                                                                   ----                     ----

Current assets:
  Cash                                                                          $   57,998              $    3,105
  Prepaid insurance                                                                 10,517                   7,215
                                                                                ----------              ----------
        Total current assets                                                        68,515                  10,320
                                                                                ----------              ----------

Other assets:
  Deferred rent                                                                     29,381                  36,494
  Deferred registration costs                                                         -                     40,000
                                                                                ----------              ----------
        Total other assets                                                          29,381                  76,494
                                                                                ----------              ----------

        Total assets                                                            $   97,896              $   86,814
                                                                                ==========              ==========

               LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable:
    Chairman                                                                    $  125,000              $  275,000
    Others - Subject to Rescission                                                 700,000                  25,000
  Accrued expenses - related parties                                               455,507                  81,601
  Accrued expenses and other current liabilities                                    66,313                  24,685
                                                                                ----------              ----------
        Total current liabilities                                                1,346,820                 406,286
                                                                                ----------              ----------

Commitments and contingencies                                                         -                       -

Stockholders' capital deficiency:
  Common stock - $.0001 par value
    Authorized - 750,000,000 shares
    Issued  and outstanding - 284,740,000 and
     281,150,000 , respectively                                                     28,474                  28,315
  Additional paid-in capital                                                     1,308,296               1,143,069
  Deficit accumulated in the development stage                                  (2,585,694)             (1,490,856)
                                                                                ----------              ----------
        Total stockholders' capital deficiency                                  (1,248,924)               (319,472)
                                                                                ----------              ----------

        Total liabilities and stockholders'
          capital deficiency                                                    $   97,896              $   86,814
                                                                                ==========              ==========

                       See notes to financial statements.

                                                                 MARC PHARMACEUTICALS, INC.
                                                               (A Development Stage Company)

                                                                  STATEMENTS OF OPERATIONS
                                                                         (Unaudited)

                                                         For the Nine               For the Nine              For the Three
                                                         Months Ended               Months Ended               Months Ended
                                                      September 30, 2004         September 30, 2003         September 30, 2004
                                                      ------------------         ------------------         ------------------

Revenues                                                      $  -                       $ -                        $ -
                                                         -----------               -----------                -----------

Operating expenses:
  Research and development                                   475,000                   378,257                    475,000
  License costs                                                  -                         -                          -
  Web site costs                                                 -                      28,000                        -
  Professional fees                                           22,049                    34,792                        751
  Consulting fees                                             99,000                                               33,000
  Director's fees                                            125,000                       -                          -
  Payroll and fringe benefits                                234,079                       -                       43,099
  Insurance                                                    9,982                    13,161                      3,423
  Rent                                                        15,950                     4,500                      5,550
  Other                                                       18,378                     6,750                      8,333
                                                         -----------               -----------                -----------
Total operating expenses                                     999,438                   465,460                    569,156
                                                         -----------               -----------                -----------

Loss from operations                                        (999,438)                 (465,460)                  (569,156)
                                                         -----------               -----------                -----------

Other (Income) expenses:
  Interest expense                                            95,439                   289,267                     51,872
  Interest income                                                (39)                      (19)                       (30)
                                                         -----------               -----------                -----------
Total other expenses                                          95,400                   289,248                     51,842
                                                         -----------               -----------                -----------

Net loss                                                 ($1,094,838)                ($754,708)                 ($620,998)
                                                         ===========               ===========                ===========

Per share data:
  Loss per share - basic and diluted                          ($ -  )                   ($ -  )                    ($ -  )
                                                               =====                     =====                      =====

Weighted average number of
  shares outstanding                                     283,652,552               273,469,259                283,785,435
                                                         ===========               ===========                ===========

                                                                              Cumulative From
                                                     For the Three           February 21, 2001
                                                     Months Ended             (Inception) to
                                                  September 30, 2003        September 30, 2004
                                                  ------------------        ------------------

Revenues                                                       $ -                     $ -

Operating expenses:
  Research and development                                   375,000               1,409,828
  License costs                                                  -                    50,000
  Web site costs                                              10,000                  28,000
  Professional fees                                           28,600                 122,924
  Consulting fees                                                -                    99,000
  Director's fees                                                -                   125,000
  Payroll and fringe benefits                                    -                   257,709
  Insurance                                                    7,281                  27,723
  Rent                                                         4,500                  24,950
  Other                                                          653                  31,863
                                                         -----------             -----------
Total operating expenses                                     426,034               2,176,997
                                                         -----------             -----------

Loss from operations                                        (426,034)             (2,176,997)
                                                         -----------             -----------

Other (Income) expenses:
  Interest expense                                            18,277                 410,446
  Interest income                                                -                    (1,749)
                                                         -----------             -----------
Total other expenses                                          18,277                 408,697
                                                         -----------             -----------

Net loss                                                   ($444,311)            ($2,585,694)
                                                         ===========             ===========

Per share data:
  Loss per share - basic and diluted                          ($ -  )
                                                               =====

Weighted average number of
  shares outstanding                                     280,933,478
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

                                                                 MARC PHARMACEUTICALS, INC.
                                                               (A Development Stage Company)

                                                 STATEMENTS OF STOCKHOLDERS' CAPITAL EQUITY (DEFICIENCY)
                                         FOR THE PERIOD FROM FEBRUARY 21, 2001 (Inception) TO SEPTEMBER 30, 2004

                                                                                              Deficit                      Total
                                                                                            Accumulated                Stockholders'
                                                          Common Stock         Additional      in the       Stock          Equity
                                                    -------------------------    Paid-In    Development  Subscriptions    (Capital
                                                      Shares          Amount     Capital       Stage      Receivable     Deficiency)
                                                    ------------    ---------  ----------  ------------  ------------- -------------

 Balance at February 21, 2001 - Inception           202,700,000       $20,270      $ -          $ -      ($ 20,270)       $  -

 Payment of common stock subscriptions                     -             -           -            -            140             140

 Compensatory element of common stock
   issued for services rendered                         450,000            45                                                   45

 Proceeds from sale of common stock                  19,000,000         1,900      77,409                                   79,309

 Net loss for the period from Inception                                                                                      -
   to December 31, 2001                                    -             -           -           (450)         -              (450)
                                                    -----------       -------     -------  ----------    ---------     -----------

 Balance at December 31, 2001                       222,150,000        22,215      77,409        (450)     (20,130)         79,044

 Payment of common stock subscriptions                     -             -                        -         20,130          20,130

 Proceeds from sale of common stock                  41,810,000         4,181     179,029         -            -           183,210

 Net loss for the year ended
   December 31, 2002                                       -             -           -       (723,240)         -          (723,240)
                                                    -----------       -------     -------  ----------    ---------     -----------

 Balance at December 31, 2002                       263,960,000        26,396     256,438    (723,690)         -          (440,856)

 Proceeds from sale of common stock                  14,190,000         1,419     637,131                                  638,550

 Compensatory element of common stock
   issued as payment of interest                      5,000,000           500     249,500                                  250,000

 Net loss for the year ended
   December 31, 2003                                       -             -           -       (767,166)         -          (767,166)
                                                    -----------       -------     -------  ----------    ---------     -----------

 Balance at December 31, 2003                       283,150,000        28,315   1,143,069  (1,490,856)         -          (319,472)

 Compensatory element of common stock
   issued for services rendered (Unaudited)             500,000            50     124,950                                  125,000

 Net proceeds from sale of securities (Unaudited)     1,090,000           109      40,277                                   40,386

 Net loss for the nine months ended
   September 30, 2004 (Unaudited)                          -             -           -     (1,094,838)         -        (1,094,838)
                                                    -----------       -------  ---------- -----------    ---------     -----------
 Balance at June 30, 2004 (Unaudited)               284,740,000       $28,474  $1,308,296 ($2,585,694)     $   -       ($1,248,924)
                                                    ===========       =======  ========== ===========    =========     ===========

                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                          Cumulative From
                                                           For the Nine              For the Nine        February 21, 2001
                                                           Months Ended              Months Ended          (Inception) to
                                                        September 30, 2004        September 30, 2003     September 30, 2004
                                                        ------------------        ------------------     ------------------

Cash flows from operating activities:
  Net loss                                                 ($1,094,838)              ($754,708)              ($2,585,694)
                                                           -----------               ---------               -----------
  Adjustments to reconcile net loss
      to net cash used in
      operating activities:
    Compensatory element of common
      stock issued for services                                125,000                     -                     125,045
    Compensatory element of common
      stock issued in payment of interest                       -                      250,000                   250,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Prepaid expenses                                          (3,302)                    -                     (10,517)
      Deferred rent                                              7,113                 (22,884)                  (29,381)
      Accrued expense - related parties                        373,906                     -                     455,507
      Accrued expenses and other current                        -                          -
         liabilities                                            33,453                   3,951                    58,138
                                                            ----------                --------                ----------
  Total adjustments                                            536,170                 231,067                   848,792
                                                            ----------                --------                ----------

Net cash used in operating activities                         (558,668)               (523,641)               (1,736,902)
                                                            ----------                --------                ----------

Cash flows from financing activities:
  Proceeds from notes payable - stockholders                   775,000                     -                   1,150,000
  Repayments of notes payable - stockholders                  (250,000)                                         (325,000)
  Deferred registration costs                                 (162,139)                (40,000)                 (202,139)
  Proceeds from sale of common stock                           250,700                 638,550                 1,172,039
                                                            ----------                --------                ----------
Net cash provided by financing activities                      613,561                 598,550                 1,794,900
                                                            ----------                --------                ----------

Increase (decrease) in cash                                     54,893                  74,909                    57,998

Cash at beginning of period                                      3,105                  25,411                     -
                                                            ----------                --------                ----------

Cash at end of period                                       $   57,998                $100,320                $   57,998
                                                            ----------                --------                ----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:
    Interest                                                $   -                     $    -                  $    -
                                                            ----------                --------                ----------
    Taxes                                                   $      363                $    -                  $      363
                                                            ----------                --------                ----------

Supplemental Schedules of Noncash
    Investing and Financing Activities:
  Common stock issued for services                          $  125,000                $    -                  $  125,045
                                                            ----------                --------                ----------
  Common stock issued as payment for
     interest on note payable                               $   -                     $250,000                $  250,000
                                                            ----------                --------                ----------

                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
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
            Since its inception through September 30, 2004, the Company has not generated any significant revenues and has not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the
            Company had a working capital deficiency of $1,278,305 and $395,966 at September 30, 2004 and December 31, 2003 respectively, and has incurred net losses of $1,094,838 and $754,708 for the nine months ended September 30, 2004 and 2003, respectively, and losses of
            $767,166 and $723,240 for the years ended December 31, 2003 and
            December 31, 2002, respectively, and had an accumulated deficit of
            $2,585,694 and $1,490,856 at September 30, 2004 and December 31,
            2003, respectively.

                    These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to develop various pharmaceutical products to the point at which they may be sold. This plan necessarily means that it will be at least several years before the Company will generate sufficient revenues to cover all of its present and future costs and expenses. The Company's sources of cash to fund its operations have been the sales of its securities to accredited investors. The Company received, through September 30,
            2004, $961,725 in proceeds (net of placement costs) from the sale of
            203,790,000 unregistered shares of its common stock to its original founding stockholders and 75,000,000 unregistered shares of its common stock to accredited investors in two private placements. In
            July 2002 the Company issued its $350,000 note payable to one of its directors as reimbursement for funds the director had paid on the
            Company's behalf for certain research and development costs. In
            November 2003 the Company commenced a private offering of up to
            $500,000 (increased to $1,000,000) of its 20% interest bearing notes to accredited investors. Through June 25, 2004, eleven notes aggregating $775,000 were sold of which $100,000 was repaid in
            September 2004. Since the Company has not generated revenues from its inception and since management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue to operate.

NOTE  1  -  PLAN OF ORGANIZATION:  (Continued)

            (a)     Organization and Presentation of Financial Statements:
                    (Continued)

                    Towards that end the Company pursuant to an initial public offering has contracted with a placement agent, on a best efforts basis, to sell up to 20,000,000 units of the Company's securities to the public at a purchase price of $0.25 per unit. Each unit consists of one share of the Company's common stock, one Class A warrant to buy a share of the Company's common stock at $.50 and two Class B warrants to each purchase one share of the Company's common stock for $1.00. The Company will pay the placement agent commission of 8%
            of the proceeds of all the units placed by the placement agent and a non-accountable expense allowance of 3% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 1,600,000 units at a purchase price of $.3125 per unit which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one unit for every 12.5 units sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant.
            Through September 30, 2004, the Company sold 1,090,000 units aggregating cash proceeds, after deducting the placement agent 8%
            commission, of $250,700. The placement agent's 3% expense allowance of $8,175 has not been paid and is included in accrued expenses at
            September 30, 2004. Through November 8, 2004, an additional 640,000 units were sold for additional net proceeds of $142,400.

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

            (a)     Basis of Presentation:

                    The accompanying unaudited financial statements as at and
            for the nine and three months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the six and three months ended
            September 30, 2004 and 2003. The results of operations for the six and three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

            (d)     Deferred Registration Costs:

                    Costs incurred in connection with the proposed initial sale of the Company's securities to the public have been deferred and were offset against the proceeds from the sale of the securities.
            Through September 30, 2004, all of the $202,139 in offering costs incurred plus the $29,975 in placement agent's commissions and expense allowance were charged to additional paid-in capital.

NOTE  2 -   SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:
            (Continued)

            (e)     Sponsored Research and Development Costs:

                    Sponsored research and development costs (R&D) are expensed at the earlier of when they are paid or when the R&D is performed.
            R&D costs to date have consisted of the minimum payments required under a sponsored research agreement between the Company and Weill
            Medical College of Cornell University ("WMC"). The three year agreement which commenced on June 19, 2002 requires the Company to pay an aggregate of $1,250,000 to WMC for research costs and overhead associated with the research. In July 2002 and 2003, respectively, payments of $500,000 and $375,000 were made to WMC and the remaining $375,000 was paid in July 2004. Although the pro rata amortization of the entire R&D cost is less than the amounts paid in fiscal 2002 and 2003, management has charged the entire payments to operations when paid because there is no evidence that the R&D will result in a commercially viable product. Additionally the agreement requires the Company to reimburse WMC for certain costs incurred in obtaining patents for any technology developed through the sponsored research. Fees for patent attorneys of $12,266 in the nine months ended September 30, 2004, in addition to $7,682 and $52,146 in fiscal 2003 and 2002, respectively, were reimbursed to Cornell.

                    The agreement provides the Company with an exclusive license to the technology developed under the research and development agreement. The Company paid an initial license fee for the cancer therapeutic compound of $50,000 in fiscal 2002 which was charged to operations as there is no evidence that any technology developed from the research will be commercially viable. The license agreement was amended in July 2004 to include the HIV compound for an additional $50,000 payable in two equal installments in July and
            November 2004. The agreement also requires additional payments upon the attainment of certain milestones - initiation of clinical trials and FDA or equivalent approval of products developed. The aggregate payments required for the various milestones are $2,137,500.

                    In January 2004 the Company entered into a second sponsored research agreement with WMC for three years. The Company has agreed to sponsor research in other uses of certain oncological
            technologies for an aggregate of $1,000,000 of which $75,000 was paid in July 2004, and $112,500 is payable in November 2004,
            $187,500 in April 2005 and $312,500 in each of October 2005 and
            October 2006. The Company, in return for its research funding, received a first right of refusal to acquire a royalty-bearing license to market the technology developed by the researchers.

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

NOTE  3  -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                    Accrued expenses and other current liabilities consist of
            the following at:

                                             September 30, 2004       December 31, 2003
                                             ------------------       -----------------

           Professional fees                       $46,150                $15,000
           Deferred registration costs                 -                      -
           Payroll and payroll fringes               9,738                  3,160
           Franchise taxes payable                   1,950                  2,000
           Sundry operating expenses                 8,475                  4,525
                                                    ------                -------
                                                   $66,313                $24,685
                                                  ========                =======

NOTE  4  -  RELATED PARTY TRANSACTIONS.

            (a)     Notes Payable - Chairman:

                    In July 2002, a founding shareholder and the Chairman of the
            Company personally paid $350,000 to WMC University on behalf of the
            Company in partial satisfaction of the Company's commitment to fund research under the sponsored research and development agreement. The
            Company issued this director its 15% interest bearing note payable on August 17, 2002. The director agreed to extend the due date initially to March 31, 2003, then to June 30, 2003, then to
            September 30, 2003, then to March 31, 2004, then to May 31, 2004 and currently to December 31, 2004. During the fourth quarter of 2003,
            $75,000 of loan principal was repaid. In return for the director's extension of the note from March 31, 2003 to June 30, 2003, the
            Company issued this director 5,000,000 shares of its common stock whose fair value at the date of issuance was $250,000 which was charged to operations in 2003 as interest expense. The fair value of the shares issued is based upon the per share price which the
            Company was offering at that time to accredited investors through a private placement of its common stock. During the nine months ended
            September 30, 2004, $150,000 of this loan's principal was repaid.
            Interest expense charged to operations on this debt was $36,875 and
            $39,267 in the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004 and December 31, 2003 the
            director was owed accrued interest of $101,269, and $64,404, respectively, on this indebtedness which is included in the accompanying financial statements under the caption accrued expenses
            - related parties.

NOTE  4  -  RELATED PARTY TRANSACTIONS.  (Continued)

            (b)     Notes Payable - Others - Subject to Rescission:

                    In November 2003, the Company commenced a $500,000 private placement of its 20% interest bearing notes to accredited investors.
            On May 31, 2004 the total note private placement was increased to
            $1,000,000. A stockholder purchased a note for $25,000 payable on
            November 7, 2004 plus accrued interest. Accrued interest on this obligation of $603 was charged to operations in 2003 and is included in accrued expenses - related parties at December 31, 2003. Through
            June 25, 2004 when the private placement was terminated, eight stockholders and a personal friend of the Company's CEO acquired eleven (11) notes aggregating $800,000. Interest charged to operations during the nine months ended September 30, 2004 was
            $58,561 and is included in accrued expenses - related parties. In
            September, 2004 $100,000 of a stockholder's note was repaid.
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

            (c)     Legal Fees:

                    The Company's general and securities counsel is an original shareholder of the Company. During the period from inception to
            September 30, 2004, these attorneys rendered services aggregating
            $171,980. $36,460 of the total was charged to additional paid-in capital for legal services rendered in connection with the Company's private placements of its common stock. $75,226 is for legal services in connection with the Company's initial offering of its securities to the public of which $50,000 was paid at September 30,
            2004. This amount is included in the accompanying financial statements under the heading deferred registration costs. The remainder was for general corporate matters of which $7,603 and
            $51,243 was charged to operations in fiscal 2003 and 2002, respectively. A portion, $11,841, of these legal fees was paid by a director of the Company who was subsequently reimbursed by the
            Company in September 2002. At September 30, 2004 and December 31,
            2003, these unpaid fees aggregated $37,268 and $16,594,
            respectively, and are included in accrued expenses - related parties.

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

            (e)     Consulting Agreement:

                    The Company in January 2004 retained the services of its
            Chairman to assist senior management in identifying opportunities and developing strategies to enhance the Company's value through a five year consulting agreement. The Chairman will receive $120,000 annually for his services and a monthly car allowance of $1,000. At
            September 30, 2004, the Chairman is owed $90,000 for his consulting services. This liability is included in accrued expenses - related parties at September 30, 2004.

            (f)     Lease:

                    The Company leases its Stamford, Connecticut premises from a corporation whose Chairman and CEO is the Company's Chairman. The lease commenced in March 2004 and is for one year which is automatically renewable for an additional one year term. Rental is
            $350 per month. At September 30, 2004, unpaid rent of $1,400 is included in accrued expense - related parties.

            (g)     Employment Contract:

                    The Company entered into a four year employment contract
            with its CEO on January 1, 2004. The CEO is to be paid $250,000 annually, an automobile allowance of $12,000 annually plus all other benefits which are or will be provided to other executive officers and employees of the Company. Additionally, the CEO is to receive annually a cash incentive bonus equal to 1% of the after-tax net income of the Company as defined. At September 30, 2004, the CEO is owed $166,667 of his salary which is included in accrued expense -
            related parties. The CEO was paid in June 2004 $15,530 in
            reimbursement of telephone costs and medical and life insurance expenses he had previously paid on of behalf of the Company.

NOTE 5   -  INCOME TAXES.

                    The Company does not have any currently payable or deferred federal or local tax benefit since its inception to September 30,
            2004. At September 30, 2004 and December 31, 2003, the Company had a
            net operating loss carryforward amounting to approximately
            $2,586,000 and $1,493,000, respectively, available to reduce future taxable income, of which $724,000 expires in 2022, $767,000 expires in 2023, and $1,095,000 expires in 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not to occur and, accordingly, the deferred tax asset of approximately $879,100 and $507,000 at September 30, 2004 and
            December 31, 2003 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                                           For the Three Months Ended September 30,
                                                        -------------------------------------------------
                                                                     2004                    2003
                                                        ------------------------  ------------------------
                                                                  (Unaudited)             (Unaudited)
                                                                  ----------              ----------

            Loss before income taxes                        ($193,590)             ($444,311)
                                                            ---------              ---------
            Expected statutory tax benefits                   (65,800)     -34.0%   (151,000)     -34.0%
            Net operating loss valuation reserve               65,800       34.0%    151,000       34.0%
                                                              -------                -------

            Total tax benefit                                 $  -                    $  -
                                                              =======                =======

 NOTE  5 -  INCOME TAXES.  (Continued)

                                                                                               For the Period From
                                                  For the Nine Months Ended September 30,       February 21, 2001
                                           -----------------------------------------------        (Inception) To
                                                        2004                    2003            September 30, 2004
                                             -----------------------   -------------------     --------------------

                                                     (Unaudited)             (Unaudited)            (Unaudited)
                                                     -----------             -----------             ---------
Loss before income taxes                    ($1,094,838)               ($754,708)             ($2,585,694)
                                             ----------                 --------               ----------
Expected statutory tax benefits                (372,200)     -34.0%     (256,600)   -34.0%       (879,200)   -34.0%
Net operating loss valuation reserve            372,200       34.0%      256,600     34.0%        879,200     34.0%
                                             ----------                 --------               ----------
Total tax benefit                            $     -                    $   -                  $    -
                                             --========                 ========               ==========

NOTE  6  -  COMMON STOCK.

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

            Initial Sale of the Company's Securities to the Public:

                    Pursuant to the Company's initial public offering, the
            Company entered into an agreement with a placement agent to offer for sale to the public, on a best efforts basis, up to 20,000,000 units of the Company's securities to the public at a purchase price of $0.25 per unit. Through September 30, 2004, the Company has received $272,500 in gross proceeds from the sale of said securities to the public. Each unit consists of one share of the Company's common stock, one Class A warrant to buy a share of the Company's common stock at $.50 and two Class B warrants to each purchase one share of the Company's common stock for $1.00. The Company paid a placement agent commission of 8% of the proceeds ($21,800) of all the units placed by the placement agent and a non-accountable expense allowance of 3% of the proceeds ($8,175) of all the shares placed by the placement agent. The expense allowance was not paid at
            September 30, 2004 and is included in accrued expenses. Upon the sale of the units deferred offering costs of $202,139 were charged to additional paid-in capital. At September 30, 2004, $42,500 of these costs were unpaid and are included in accrued expenses. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up 1,600,000 units at a purchase price of $.3125 per unit which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one unit for every 12.5 units sold by the placement agent. At September 30, 2004, the placement agent has not has not been issued nor has it exercised the
            87,200 placement agent warrants that it is entitled to receive. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. Through November 8
            2004, another 640,000 units were sold for net proceeds of $142,400.

NOTE  7  -  COMMITMENTS AND CONTINGENCIES.

            (a)     Sponsored Research and License Agreements.

                    In June 2002, the Company simultaneously entered into a
            three year Sponsored Research Agreement with the Weill Medical
            College of Cornell University ("WMC") and a license agreement with
            Cornell Research Foundation, Inc., a subsidiary of Cornell
            University ("Cornell"). In January 2004, the Company entered into a three year Sponsored Research Agreement with WMC which became effective on October 1, 2004. In July 2004, the Company executed an
            Amendment to the License Agreement. The agreements require the
            Company to fund the research for a medical compound which has certain derivatives that are (i) directed towards the treatment of cancer as a site directed chemotherapeutic agent that selectively attacks only cancer cells through a specific delivery device depending on the organ in which the cancer is located in the body and (ii) directed towards anti-HIV activity which could be used either systematically as an AIDS therapy, or locally as a
            microbicide to prevent the sexual acquisition of HIV. In return for the research funding the Company became the exclusive licensee for the commercial use of any product derived from the research.

                    Under the License Agreement, the Company is required to pay a portion of any costs associated with obtaining patents on the technology derived from the research. During the nine months ended
            September 30, 2004, $12,266 of these patent expenses were paid. In order for the Company to maintain its exclusive license arrangement, as amended in July 2004, the Company must make additional payments when and if certain milestones are achieved. The milestones and the amounts due are as follows:

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

                    The amended license agreement required non-refundable
            initial payments of $50,000 in 2002 for the cancer therapeutic technology license and $50,000 payable in two equal installments in
            July and November 2004 for the HIV license. The term of the license extends up to the expiration date of any patent granted from the R&D technology. The license requires the Company to make royalty payments of up to 7% from the sale of any product developed through the R&D technology. Commencing one year after the first sale of any
            R&D related product, the Company is required to make annual minimum royalty payments of $100,000 for as long as the Company remains licensee. Cornell is also entitled to a percentage of the proceeds received by the Company from its sub-licensees and from the sale or transfer of any part of its rights and interest in the license. The
            Company may terminate the license agreement at any time provided that all amounts owed under the agreement are paid and that the sale of all products developed from the R&D technology by the Company or its sub-licensees must cease and the license is returned to Cornell.

                    Under the Sponsored Research Agreement entered into in
            January 2004 as amended in October 2004, the Company has agreed to sponsor research directed towards HIV/AIDS for an aggregate of
            $1,000,000 of which $75,000 was paid in July 2004, $112,500 is payable in November 2004, $187,500 in April 2005 and $312,500 in
            each of October 2005 and October 2006. The Company, in return for its research funding, received a first right of refusal to acquire a royalty-bearing license to market the technology developed by the researchers.

NOTE  7  -  COMMITMENTS AND CONTINGENCIES. (Continued)

            (b)     Lease:

                    The Company and a corporation controlled by the lead
            researcher employed by WMC to undertake the sponsored research have entered into an arrangement whereby the Company is entitled to use the researcher's apartment in New York City for $1,500 per month through July 2004. The arrangement provides for automatic yearly renewals. The researcher has agreed to credit the company for its use fee any and all furnishings the company purchases for use in the apartment. The Company in 2004 and 2003 acquired $6,387 and $45,494 of furnishings and improvements to the apartment and received a credit from the owner of $13,500 and $9,000, respectively, for the nine months ended September 30, 2004 and for the nine months use through December 31, 2003. At September 30, 2004 and December 31,
            2003, the balance of the furnishings costs was included in deferred rent.

                    Commencing in March 2004, the Company also occupies office space in Stamford, Connecticut for $350 per month. The office is leased from a corporation whose CEO is the Company's Chairman. Rent charged to operations during the nine and three months ended
            September 30, 2004 was $ 1,750 and $1,050. At September 30, 2004,
            $700 of the rent was unpaid and is included in accrued expenses related parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

            Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. Marc Pharmaceuticals, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor"
section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a)
the Company's products may not be proven to be safe or effective, (b) the Food and Drug Administration may not approve clinical trials for the products, (c)
the Company will depend substantially upon the efforts of contracting with parties who may not perform adequately, (d) the Company's patent rights may not be sufficient to protect its products, (e) the Company may never earn a profit from its products, (f) the Company may not be able to raise the necessary fund in its current public offering that is needed for the continued research and development of its products, (g) the Company's licenses require substantial performance on its part to remain effective, including the payment of substantial sums, it the company lose a license, it will lose the right to develop and market the drug which it covers and (h) other groups may have developed similar inventions to those of the Company, and therefore, the Company may be at a competitive disadvantage.

PLAN OF OPERATION

            Marc Pharmaceuticals, Inc. (the "Company") is a development stage start-up pharmaceutical company focusing on the development and commercialization of innovative products for the treatment of debilitating diseases. Currently, the Company has exclusive licenses from Cornell Research
Foundation, Inc. ("Cornell") of certain patent applications covering compounds intended for use in treating cancer and in treating HIV and AIDS. Some of the compounds can be attached to an antibody that selectively attaches only to cancer cells and does not attach to healthy cells, thereby permitting administration of lower amounts of active chemotherapeutic agents. Other chemical variations of the compounds appear to be effective in treating HIV and could be used both systemically (i.e., as a general whole body therapy) or as an
AIDS therapy, or locally to inhibit the growth and transmission of HIV through sexual activity.

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

            The Company and its products are subject to comprehensive regulation by the U.S. Food and Drug Administration (FDA) in the United States and by
comparable authorities in other countries. The Company has not yet applied for, or received, approval from the FDA or any other of these authorities and, unless the Company receives such approvals, even if its compounds are both safe and effective, it will not be able to market its drugs.

            To date, the Company has had no revenues and sales. The Company has financed its operations since inception primarily with the net proceeds received from private placements of debt and equity securities. These placements from inception through June 25, 2004 aggregated a total of $1,150,000 in proceeds from notes payable (of which $325,000 was repaid) and net proceeds from the sale of the Company's common stock through private placements of $921,339.

            The Company has filed with the Securities and Exchange Commission a
Registration Statement on Form SB-2 to raise $5,000,000 in an initial public offering for the sale of 20,000,000 units at a purchase price of $.25 per unit
("IPO"). Each unit consists of one share of common stock, one class A redeemable warrant to purchase a share of common stock at $.50 per share and two class B redeemable warrants to each purchase a share of common stock at $1.00 per share
("Unit"). The Company is offering the Units on a "best efforts" basis with no required minimum amount to be raised. Even if not all, or very few, of the
20,000,000 Units are sold the Company will not refund any payments for the
Units. The offering of the Units will terminate on December 31, 2004 if not earlier terminated by the Company. The offering may be extended at the determination of the placement agent and the Company for up to an additional 6 months.

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
Through September 30, 2004, the Company sold 1,090,000 units for $272,500 before placement agent commissions and unaccountable expense allowance aggregating
$29,975 of which $8,175 was not paid at September 30, 2004. Through November 8,
2004 an additional 640,000 units were sold for an aggregate of $160,000 before placement agent costs of $17,600 of which $4,800 was not paid. The placement agent is eligible to receive, but has not yet received, a warrant to purchase
128,000 units, each unit consisting of a share of the Company's common stock, a warrant to purchase a share of the Company's common stock at a price of $.50 for a period of five years from August 12, 2004 and two warrants to each purchase a share of the Company's common stock at a price of $1.00 for a period of 5 years from August 12, 2004.

            The Company's authorized capital stock consists of 750,000,000 shares of common stock, par value $.0001. Based on the number of shares of common stock outstanding as of September 30, 2004 and assuming that all
20,000,000 units offered pursuant to the IPO are sold, a total of 303,650,000 shares of common stock will be outstanding after the offering. This total does not include any shares of common stock issuable upon the exercise of either the class A redeemable warrants or the class B redeemable warrants.

            The Company's securities are not listed on any securities exchange or on the Nasdaq Stock Market. They do not presently trade and there is no market for them. The Company is in the process of seeking quotation for its shares and warrants on the Over-The-Counter Bulletin Board which will enable its shares and warrants to be traded. However, there may still be no market for them.

            The Company has a working capital deficiency of ($1,278,305) and
($395,966) at September 30, 2004 and December 31, 2003, respectively, and a has incurred net losses of ($1,094,838) and ($854,708) for nine months ended
September 30, 2004 and September 30, 2003, respectively, and losses of
($767,166) and ($723,240) for years ended December 31, 2003 and December 31,
2002, respectively and had an accumulated deficit of ($2,585,694) at September
30, 2004 and ($1,490,856) at December 31, 2003.

            The Company's cash on hand at September 24, 2004 totaled $57,998.
The Company is in the development stage and has had no revenues from its inception. The Company does not anticipate any revenues during 2004 and 2005.
The Company will need additional financing to meet its obligations. The
Company's plan of operation for the next twelve months depends, in part, upon two variables: (a) the amount of money available to it both from its IPO and from other financing sources and (b) the respective rate of success in the clinical testing of the Company's two products.

            If the Company sells all of the Units in its IPO and it continues to have positive results from its testing program, the Company intends, over the next twelve months, to increase its staff, arrange for permanent leased space, continue its clinical in vitro and animal testing, submit investigative new drug applications ("INDs") to the FDA for both of its products, perhaps begin Phase I human testing, and make all of the payments associated with these activities. In tabular form, the Company expects to expend the following amounts for these purposes (some of which has now been spent):

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
                                                                    --------
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

            As of November 8, 2004, the company has sold 1,730,000 units in its
IPO and raised a total of $432,500 before placement agent and offering costs.
The Company has used the net funds to pay a portion of its existing indebtedness and a portion of its obligations to Cornell.

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

            The investigators have transplanted prostate cancer cell cultures in the form of tumor cells under the skin into these mice by injection. They then
24 hours later injected the cancer therapeutic into the same mice. Results have been substantially consistent in showing that the Company's licensed compound has completely inhibited the growth of cancer cells while not affecting normal cells whereas cancer cells grew in mice that were not injected with the drug. To date, the cell cultures that have been introduced into the mice have been developed in the laboratory. In another test, the drug suppressed the growth of the transplanted prostate cancer cell tumor up to 70% of its original volume during 10 days of the daily injections of the drug. These experiments are in progress. The mice have not shown any adverse affects.

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

            The beginning of the next phase is already in process. The Company's laboratory is growing three-dimensional prostate tumors in agar gel, in both the presence and the absence of the cancer therapeutic. The expected result will be that the tumors will grow in the gel that does not have the compound present but will not grow in the gel where the compound is present. This test must be repeated. If this result is in fact achieved, the testing will move to the next step.

            After the soft agar gel testing, the investigators will transplant human prostate tumor tissue into mice. This human tissue will be secured from approved sources from patients undergoing surgery for prostate cancer. All three types of prostate cancer cells will be introduced into the mice that are genetically devoid of an immune system and the same results will be sought. Then the investigator will study of tumor tissue prior to the drug treatment and after the drug treatment to determine the success of the experiment.

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

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

            The Company's Chief Executive Officer/Chief Financial Officer is
primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. He has, within 90 days of the filing date of this report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

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

Marc Pharmaceuticals, Inc.
--------------------------
       (Registrant)

By:          /s/ Robert M. Cohen
   ----------------------------------------------
     Robert M. Cohen, Chief Financial Officer

Date: November 15, 2004
      -----------------

Exhibits                                                               Page No.
--------------------------------------------------------------------------------

31.1     Certification of Chief Financial Officer and Chief Executive     26
         Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1     Certification of Chief Financial Officer and Chief Executive     28
         Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

