Form 10KSB
period 2004-12-31
MARC PHARMACEUTICALS INC
filed 2005-03-31
CIK 1179438

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
                  For the fiscal year ended: December 31, 2004

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

     For the transition period from _______________________ to _____________

             Commission file number ________________________________

                           Marc Pharmaceuticals, Inc.
                           --------------------------
                 (Name of small business issuer in its charter)

Delaware                                               13-4169954
--------                                               ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

350 Bedford Street, Stamford, Connecticut              06901
-----------------------------------------              -----
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number (203)352-8817

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class                  Name of each exchange on which registered

----------------------               -----------------------------------

----------------------               -----------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)
                    Class A Warrant to Purchase Common Stock
                    ----------------------------------------
                                (Title of class)
                    Class B Warrant to Purchase Common Stock
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SBK or any other amendment to this Form 10-KSB. [X]

Issuer's revenues as of December 31, 2004:       $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.25 (initial public offering price) as of March 29, 2005 = $17,910,000

The outstanding number of each type of the issuer's securities as of March 29,
2005 is (i) Common Stock, par value $.0001, 286,560,000 shares (ii) Class A
Warrants to acquire common shares was 2,910,000 and (iii) Class B Warrants to acquire common shares was 5,820,000 .

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Traditional Small Business Disclosure Format (check one):  Yes [ ]; No [X]

                                TABLE OF CONTENTS

PART I

      Item 8.   Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure...........................46

PART II

      Item 9.   Directors, Executive Officers, Promoters and Control
                Persons; Compliance With Section 16(a) of the Exchange Act....47
      Item 10.  Executive Compensation........................................48
      Item 11.  Security Ownership of Certain Beneficial Owners and

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND
----------

     Marc Pharmaceuticals, Inc. (the "Company") is a start-up development stage pharmaceutical company focusing on the development and commercialization of innovative products for the treatment of cancer, HIV, AIDS and other diseases.
The Company maintains an informational web site which can be found at
www.marcpharmaceuticals.com.

     The Company was incorporated in the State of Delaware on February 21, 2001 with an authorized capital of 750,000,000 shares of common stock, each with a par value of $.0001 of which 286,560,000 shares are issued and outstanding.

FINANCING HISTORY
-----------------

     202,700,000 shares of common stock have been issued at a purchase price of
$.0001 per share to the Company's founders.

     Between June 30, 2001 and June 30, 2002, the Company issued 450,000 shares of its common stock, at a purchase price of $.0001 per share to six persons for payment for administrative services rendered in conjunction with the Company's organization in February 2001.

     In June 2002, the Company raised $300,000 for operations by issuing
60,000,000 shares of its common stock at a purchase price of $.005 per share.

     On July 18, 2002, in consideration for a loan, the Company issued a promissory note to Joel San Antonio, the Chairman of the Board of the Company,
in the principal amount of $350,000, bearing interest at the rate of 15% per annum. The note matured on August 17, 2002 and the maturity date was extended various times and currently the note has a maturity date of September 30, 2005.
As consideration for the extension of the note on one occasion the Company issued Mr. San Antonio 5,000,000 shares of its common stock. No additional consideration was granted for the additional extensions. The Company has repaid
$225,000 of this loan.

     Between August 2002 and September 2003, the Company raised an additional
$750,000 for operations issuing 15,000,000 shares of its common stock at a purchase price of $.05 per share.

     In January 2004 the Company issued 500,000 shares of its common stock to an individual when he joined its Board of Directors.

     Commencing in November 2003 through June 2004, the Company borrowed
$800,000 for operations by issuing 11 promissory notes each bearing interest at a rate of 20% per annum, and each due with interest one year from the date issued. These notes were offered to all accredited individuals, all but one whom were stockholders of the Company at the time they were offered these notes. The
Company did not seek investors outside of its own stockholders and a few other individuals who are longstanding business associates of its officers. The
Company repaid $225,000 of these loans as follows: One note for $25,000 was fully repaid without interest and the interest was agreed to be paid by
September 30, 2005; as to another note for $500,000, $200,000 was repaid and the balance and interest was agreed to paid by June 25, 2005. Maturity dates on the other notes that became due were extended until September 30, 2005.

     On March 19, 2004 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission, file no. 333-113734, to raise up to
$5,000,000. The effective date of the Company's initial public offering ("IPO")
was August 12, 2004. The IPO commenced on such date and closed on February 15,
2005. The IPO was a best efforts offering with no required minimum amount to be raised. Hudson Securities, Inc., formerly known as Wien Securities Corp. (the
"Placement Agent") was the placement agent for the IPO. Through the IPO, the
Company offered 20,000,000 units (the "Units"), at a purchase price of $0.25 per
Unit. Each Unit consisted of one share of common stock, $.0001 par value (the
"Common Stock"), one class A warrant to purchase a share of Common Stock at $.50 per share and one class B warrant to purchase a share of Common Stock at $1.00 per share. The Company sold 2,910,000 Units for a total of $727,500 raised.
$58,200 in commissions was paid to the Placement Agent and a $6,969 fee was paid to establish an IPO escrow account leaving net proceeds of $640,506. The Company used the $640,506 as follows: $142,500 to repay a portion of the research and development agreements, $225,000 to repay a portion of the Company's debt,
$231,134 for accounting and legal fees and other costs of the offering, and
$41,872 to pay general operating expenses. $21,825 in non-accountable expense is still owed to the Placement Agent by the Company.

     To date the Company has had no sales and no revenues. The Company is uncertain as to when, if ever, it will generate revenues but will not earn significant revenues until it either markets or sells one of its product candidates, if that shall ever occur.

CURRENT PRODUCT CANDIDATES
--------------------------

     The Company is evaluating several product candidates that are derivatives of betulinol. Betulinol is a naturally occurring compound that is isolated from the outer layer of the bark of the white birch tree whose Latin name is Betula
Alba. It was first mentioned as an antiseptic more than 100 years ago. By altering a specific atom or group of atoms in a betulinol molecule, the resulting new molecule is known as a betulinol derivative. These derivatives are developed on the Company's behalf at certain laboratory facilities at Cornell
University that are dedicated to the Company's research activity.

     One of the product candidates that the Company is evaluating is a betulinol derivative that can be attached (or conjugated) to a cancer-fighting drug in order to act as a site-directed chemotherapeutic agent to treat cancer. Such a combination is known as a conjugate. By attaching to a cancer therapy through this process of conjugation and directing it to be delivered in a highly directed manner to cancer cells, avoiding healthy cells, this allows a higher concentration of cancer-fighting drugs to be directed toward the cancer cells without harming healthy cells. One of the biggest problems with current chemotherapies for cancer is the damage they cause to healthy cells. Based upon testing to date, this damage appears to be minimized by the Company's first product candidate although no testing has yet been conducted in human subjects.

     Another product candidate that the Company is evaluating is a betulinol derivative which appears to be effective as an anti-HIV agent that could be used both systemically (i.e., as a general whole body therapy) as an AIDS therapy, or locally to inhibit the growth and transmission of HIV through sexual activity.

     Although there are preliminary indications that the Company's compounds may be effective in treating cancer and HIV and AIDS, these compounds and their derivatives have not been proven effective in treating cancer or HIV and AIDS or in preventing HIV and AIDS and its compounds and their derivatives have not yet been proven safe for administration to human beings.

     With respect to each of these products, the Company entered into an exclusive license agreement with Cornell University. Under this agreement the
Company received exclusive licenses under certain patent applications pertaining to the Company's products. Through two sponsored research agreements, the
Company has engaged Cornell University to develop methods of attaching certain betulinol derivatives to antibodies targeted to cancer cells and for use in the treatment of HIV. The Company is currently considering whether to engage the services of one or more FDA approved Contract Research Organizations to assist in the Company's product development activities.

CANCER THERAPEUTICS
-------------------

     The Company's principal investigator at Cornell discovered certain derivatives of betulinol that were active against a wide array of malignant tumors. As with many chemotherapeutic agents, when employed in the high concentrations frequently required to be effective against cancer cells, these highly toxic drugs give rise to undesirable, and often severe, side effects.
Based upon testing to date, this drawback appears to be overcome by the
Company's technology which couples the active anti-tumor agent (betulinol derivative) with an antibody targeted to a specific cancer (e.g., a monoclonal antibody) to form a conjugate, or an attachment of the two entities. In use, the antibody (which is designed to bind to specific cells in the body) acts to carry the active anti-tumor agent to the site of the tumor, thereby sparing other body tissues from the adverse effects of the anti-tumor agent. Although the concept of site directed chemotherapy is not new, only a few cancer-fighting drugs have been successfully coupled to antibodies. This technique may make it possible to achieve anti-tumor activity with lower doses of the anti-tumor agent and without many of the undesirable side effects customarily associated with chemotherapy.

     The Company is working toward bringing the betulinol derivatives and the betulinol conjugate therapy from a laboratory development to an approved human cancer treatment which will be protected under U.S. and international patent law and will be potentially viable for commercial exploitation. This will involve research including safety and efficacy testing in cancer cell lines and tumor transplants in mice prior to testing in humans, development of a successful human dosage form for the conjugate, and design and performance of the tests required for approval of the betulinol product by the regulatory authorities in the United States and elsewhere.

     Cancer is not a simple disorder, but is rather a set of different diseases, each of which is characterized by aberrations in cell growth and differentiation. The establishment and spread of a tumor is a function of its growth characteristics and its ability to suppress or evade the body's normal defenses, including surveillance and elimination of cancer cells by the immune system. Eradication of malignant cells which can spread to vital organs, leading to death, is central to the effective treatment of cancer.

     To date, the principal therapies for cancer have been surgery, radiation and chemotherapy. Despite recent advances in treatment, cures in many cancer areas continue to suffer from serious limitations. A significant drawback to conventional anti-cancer therapy is that hidden or residual disease is difficult or impossible to eliminate fully, which can lead to relapse. Surgery may be used to remove primary masses of some solid tumors; however, it cannot be used to remove widespread hidden disease. Conventional treatment with combination chemotherapy and radiation may not be capable of eradicating cancers completely because of inadequate potency at the tumor site resulting from limitations on drug or radiation doses due to potential side-effects to healthy tissues.
Moreover, while more recently introduced biological drugs, such as interferons, have in some cases represented an improvement over traditional drug therapy, they have proven effective only on a limited basis and only in certain types of cancer and they have adverse side effects.

     The use of chemotherapeutic agents in the treatment of cancer has become a routine procedure for the treatment of cancer, especially where the cancer has progressed to an advanced stage. Unfortunately, chemotherapeutic agents not only act on malignant cells but have adverse effects on the non-targeted cells as well, particularly on the rapidly proliferating cells of the gastrointestinal tract and bone marrow. When chemotherapeutics are administered in high concentrations, usually required to be effective in killing cancer cells, these poisonous drugs cause severe side effects. The Company's technology is designed to serve as a targeting system to deliver the chemotherapeutic betulinol derivative compound to treat cancer at a specific site in the body. The
Company's technology is designed to fulfill a need for chemotherapeutic agents and especially for site-directed chemotherapeutic agents.

     Currently, the technology includes a conjugate for prostate and testicular cancer and the Company is developing other derivatives for use in treating cancer located in different organs such as the ovaries.

     The Company's principal investigator at Cornell reports that the cancer therapeutic has been tested exclusively in a simulated laboratory environment and in mice that are genetically bred to not be able to produce antibodies.
Antibodies are normally produced by living organisms such as humans and mice to combat the presence of dangerous conditions, such as cancer, which the organism discovers in itself. By utilizing these specially bred mice, the results of the cancer therapeutic may be measured without interference from the mouse's own antibodies.

     The investigators have transplanted prostate cancer cell cultures in the form of tumors into these mice by injection. They then injected the cancer therapeutic into the same mice. Results have been substantially consistent in showing that the Company's licensed compound has killed the cancer cells while not affecting normal cells. To date, the cell cultures that have been introduced into the mice have been developed in the laboratory.

     Preliminary studies have shown that several of the Company's candidate compounds are effective for treating prostate tumors. These preliminary studies have shown that most prostate cancer cells are killed after 10 days of treatment. Additionally, no adverse effects on normal cells have been detected and the mice remain healthy during treatment with both normal and high doses of the drug. The Company has also conjugated one of its candidate compounds to various solubilizing agents. The conjugates have increased solubility in a pharmaceutically acceptable solvent and increased bioactivity. The ability to solubilize in a pharmaceutically acceptable solvent is an important property for a compound intended for administration to mammals as a pharmaceutical.

     During 2005, several additional investigatory processes will be conducted and additional data must be collected to reduce the risk of product failure at the early stage of the process. If they are successful and the commercial value of the product is expanded, the Company will file an investigative new drug application ("IND") with the FDA in 2006. Then, the Company will be required to wait for FDA approval of the IND before additional testing is commenced.

HIV THERAPEUTICS
----------------

     Currently, there are three classes of anti-HIV drugs in clinical use, namely: (1) RT inhibitors such as AZT, (2) Protease inhibitors, and (3) fusion inhibitors. These drugs which are described below, are expensive, have adverse side effects and patients develop drug resistance. The Company's researchers have discovered that certain betulinol compounds have significant anti-HIV activity, which it hopes could be

used either systemically as an AIDS therapy for the whole body, or locally to inhibit the growth and transmission of HIV through sexual activity.

     Human Immunodeficiency Virus (HIV), the virus that causes AIDS, has reached pandemic proportions in the world. Some one million people are infected with HIV in the U.S. alone and more than 40 million are infected worldwide. Each day approximately 12,000 adults and 1,800 children become infected. Currently, there are three classes of drug treatments for HIV, as stated above.(1) However, these currently acceptable treatment drugs are limited by either their toxicity or the emerging drug-resistant strains of the virus. These drugs are costly, difficult to manufacture, and have adverse side effects. Patients also frequently develop drug resistance, and can no longer use the drug. Therefore, the search for new types of anti-HIV compounds is important.

     Betulinol derivatives, such as di-methyl ester, aldehyde and bi-acetate, were synthesized in Cornell University's laboratory in 1995-96. The laboratory found that these compounds have significant anti-HIV activity. On the Company's behalf, the University intends to investigate in detail their spectrum of activity against HIV, against drug resistant HIV and to make an effort to determine their mechanism of action. There can be no assurance that any claims will be granted on this application.

     The Company's researchers' ultimate goal is to determine the range of anti-viral effects utilizing various types of cells and define the mechanism of actions of these compounds, compare their activities to known anti-HIV drugs, and investigate potential synergy of these compounds with different classes of existing HIV drugs. These determinations and definitions will help characterize one or more derivatives as lead compounds in the development of an anti-HIV agent.

     The process and steps to be taken before filing the HIV therapeutic IND are similar in concept to those described for the cancer therapeutic products, accordingly, of course, for the difference in the intended results. However, since funding has only recently been provided by the Company to Cornell for research on the HIV drug, it is likely that the filming of an IND will occur, if at all, later in 2007.

MATERIAL AGREEMENTS
-------------------

LICENSE AGREEMENT
-----------------

     On June 19, 2002 the Company entered into an exclusive license agreement with Cornell Research Foundation, Inc. (the "Foundation"), which is a wholly owned subsidiary of Cornell University and holds all intellectual property rights developed by the faculty of Cornell University. (Weill Medical College is one of the schools of Cornell University.) Under this license agreement the
Company acquired the worldwide, exclusive license under certain U.S. and foreign patent applications covering certain betulinol derivatives, and their use to treat cancer as site-directed chemotherapeutic agents. One of the U.S. patent applications licensed from the Foundation has been allowed by the U.S. Patent and Trademark Office and should be granted shortly as a U.S. Patent. A second related U.S. patent application is pending in the U.S. Patent and Trademark
Office. The U.S. Patent and Trademark Office has begun substantive examination of this application. The last response to the examination was sent Jan. 28,
2005. It is not possible to predict the precise timetable for the entire examination of a U.S. patent application. The U.S. Patent and Trademark Office web site (WWW.USPTO.GOV) reports the average pendency of a patent application in the year 2003 was 26.7 months. There can be no assurance that any claims will be granted on the pending

--------
(1)  Common HIV drug therapy includes cocktail drug regimen, which may utilize nucleoside analogs like 3'-azido-3'-deoxythymidine (AZT) 2',
     3'-dideoxyinosine (ddC) and 2',3'-dideoxycytidine.

application. There are two counterpart European Patent applications related to these U.S. applications (licensed to the Company by the Foundation). One of these has been granted as a European Patent. The other European Patent application is currently pending before the European Patent Office.
Additionally, two provisional patent applications have been filed at the U.S.
Patent and Trademark Office. These applications are directed to methods of targeting prostate tumors and treating prostate cancer using the Company's candidate compounds and conjugates of the candidate compounds. The Company presently intends to ask the Foundation to convert these provisional patent applications into non-provisional U.S. patent applications in a timely fashion.

     Under an amendment to the License Agreement in July 2004, the Company has a
worldwide, exclusive license under certain U.S. patent applications owned by the
Foundation covering certain betulinol derivatives for the treatment of HIV and
AIDS. The Company is also licensed under two provisional U.S. patent applications directed to the anti-HIV activity of certain betulinol derivatives.
The Company presently intends to ask the Foundation to convert these two provisional patent applications into non-provisional U.S. patent applications in a timely fashion. The amended License Agreement also includes the non-exclusive right to use certain relevant technical information and know-how, as well as rights to certain future developments, if any. In addition to royalty fees described below, the Company has agreed to pay the Foundation up to an aggregate of $2,187,500 over the term of the agreement from the submission of an investigational new drug application (IND) to the U.S. Food and Drug
Administration approval as follows:

Submission of an IND                                          $      50,000
Initiation of Phase I Clinical Trial                          $      62,500
Initiation of Phase II Clinical Trial                         $     125,000
Initiation of Phase III Clinical Trial                        $     200,000
FDA (or equivalent) Approval                                  $   1,000,000
1 Year Anniversary from FDA (or equivalent) Approval          $     750,000

     To date the Company has paid the Foundation a license initiation fee of
$50,000 for the cancer therapeutic and $50,000 for the HIV compound.

     The Company is required to pay the Foundation royalties equal to 7% of the net sales of the licensed product, less 50% of any royalties paid by the Company to a third party with respect to the sale of the product with respect to which such net sales were earned. However, in no event will the royalty payable to the
Foundation be less than 4%. The Company is also required to pay the Foundation a minimum annual royalty of $100,000 beginning in the contract year following the contract year in which the first sale of a licensed product occurs.

     Although it is impractical to predict when, or if, each of the milestones may be achieved, it is likely that FDA Approval, if it is ever achieved, will not occur until at least 2011.

     The Company has committed to the Foundation to spend an aggregate of
$10,000,000 by December 31, 2008 for the development of the technology.

     The Company has the right to grant sublicenses under the license agreement with the Foundation with prior written approval by the Foundation.

     The term of the license agreement with the Foundation shall run until the licensed patent rights either (1) expire, (2) are finally adjudged or declared invalid or unenforceable by a non-appealable decision of a court or agency of competent jurisdiction or (3) become abandoned or unenforceable, whichever occurs first.

     Upon 60 days written notice to the Foundation, the Company may terminate the license agreement by (1) ceasing to sell the product, (2) terminating all sublicense agreements and causing all sub-licensees to cease selling the product and (3) paying funds then owed to the Foundation under the license agreement.

     Thus, the Company is not the owner of any of the patents mentioned above but only has specified rights to these patents under the license agreement.
Under certain circumstances the license (including its rights to practice under the patents) can be terminated by the Foundation. The Foundation may terminate the license agreement on 10 days written notice if the Company: (1) is in default of its payment of license fees, milestone payments, royalties, lost reimbursements or in providing any report; or (2) breach any provision of the license agreement and do not cure the default within 60 days after it receives written notice.

     The Foundation is solely responsible for the preparation, prosecution and maintenance of the patents for the products and the Company is responsible to reimburse the Foundation for all reasonable attorney's fees and expenses, official fees and any other charges incident to the preparation, prosecution and maintenance of the patents. However, the Company's research will dictate the course that patent filings will take.

SPONSORED RESEARCH AGREEMENTS
-----------------------------

CANCER THERAPEUTIC

     On June 19, 2002 the Company entered into a sponsored research agreement with Weill Medical College of Cornell University under which the Company funded certain research relating to betulinol derivatives intended for use in treating cancer. The research agreement has a 3-year term and may be extended or renewed by mutual written agreement. Under this agreement, the Company has agreed to pay a total of $1,250,000 all of which it has already paid to the University.

     The University, through the principal investigator on the project, is responsible for conducting the research on the cancer therapeutic agents.

     If either party breaches the terms of the agreement, the non-breaching party may terminate the agreement upon written notice if the breaching party does not cure the breach within 60 days after receiving such written notice.
Either party may terminate the agreement for any reason upon 90 days prior written notice to the other party.

     The Company is responsible to procure and maintain an insurance policy of comprehensive general liability insurance in a minimum amount of $1,000,000 per incident and $10,000,000 annual aggregate for personal injury, bodily injury and property damage arising out of the Company's performance under the agreement.
Thus insurance is in place.

HIV THERAPEUTIC

     On January 22, 2004 the Company entered into a sponsored research agreement with Weill Medical College of Cornell University under which the Company funded research relating to betulinol derivatives intended to be used to treat
HIV/AIDS. The research agreement has a term of 3 years and may be extended or renewed by mutual written agreement. The agreement has been amended to end in
October 2008. Under the amended research agreement, the Company has agreed to pay a total of $1,000,000 over the term of the agreement. The Company paid
$75,000 in July 2004, $62,500 in November 2004 and $10,000 in January 2005. The
balance is payable in installments of $40,000 in May 2005, $187,500 in July
2005, $312,500 in December 2005, and $312,500 in December 2006.

     Under the agreement, the University, through the principal investigator, is responsible for conducting the research of the HIV therapeutic.

     If either party breaches the terms of the agreement, the other party may terminate the agreement upon written notice if the breaching party fails to cure such breach within 60 days after receiving such written notice. Either party may terminate the agreement for any reason upon 90 days prior written notice.

     The Company is responsible to procure and maintain an insurance policy of comprehensive general liability insurance in a minimum amount of $1,000,000 per incident and $10,000,000 annual aggregate for personal injury, bodily injury and property damage arising out of the Company's performance under the agreement.
This insurance is in place.

CONSULTING AGREEMENT
--------------------

     On September 1, 2002 the Company entered into a 3-year consulting agreement with Dr. Brij B. Saxena, a professor at Cornell University and the principal investigator for the cancer therapeutic and the HIV therapeutic. Under this agreement he performs certain consulting services for the Company with respect to matters related to scientific research in chemotherapy which will include attendance at meetings with prospective and current investors and with prospective and current business partners and general advice and consultation concerning the cancer therapeutic and the Company's business and prospects.
Under the consulting agreement, the investigator receives $1,000 per day for attendance at meetings at which management requires his presence. In fiscal
2004, 2003, and 2002 the investigator was paid $7,000, $3,000 and $5,000 respectively.

PATENTS AND PROPRIETARY TECHNOLOGY
----------------------------------

     The Company's policy is to maintain and protect its proprietary technology.
Its proprietary technology may include inventions developed and owned by others under which the Company is licensed. Because the Company does not own these inventions (and any patents or patent applications for such inventions) and will only have rights to protect and sell them under the license agreement, the
Company may be required to make substantial cash payments and to achieve certain milestones in order to maintain its license to the inventions. If the Company fails to make the required payments or achieve the milestones, the Company risks the loss of rights to the inventions and the right to develop and market products based on the inventions. Furthermore, if the owner of the rights to the inventions fails to obtain and maintain any patents for one or more of the inventions, the Company may not be able to prevent competitors from developing and marketing products based on that invention.

     The Company's proprietary technology may, in the future, also include inventions which the Company has developed and ownes. The Company may in the future sponsor the development of an invention from inception with an independent laboratory as opposed to a government agency or educational institution, and, in such event, the Company will most likely own all rights to that invention. The Company intends to seek United States patent protection for inventions owned by the Company, and it intends to file counterpart foreign applications for such inventions in order to protect the inventions in its important markets outside the U.S. Therefore, if this should occur, any patent protection for these inventions will be owned by the Company and it will be the responsibility of the Company to obtain and maintain any patents for the technology.

     Under the Company's current license agreements with Cornell University, the
Company has been granted worldwide, exclusive licenses under certain patent applications relating to the preparation of betulinol derivatives for use in the treatment of cancer and also of HIV and AIDS. The cancer treatment technology is the subject of two U.S. Patent Applications filed by Cornell Research
Foundation, Inc. in the United States Patent and Trademark Office. These
applications claim compositions of matter, methods of production and methods of using betulinol derivatives and conjugates for the treatment of cancer.
Counterpart applications are pending in the European and Canadian Patent
Offices.

     A need exists for chemotherapeutic agents and, in particular, for site-directed chemotherapeutic agents. Only a small number of anti-neoplastic drugs and toxins have been successfully coupled to antibodies. The cancer therapeutics that the Company is developing are directed to meeting this need.

     Results of screening of two betulinol derivatives, Betulinol Dimethyl Ether
(Cornelon) and Betulonic Aldehyde, by the National Cancer Institute of the
National Institutes of Health, in Bethesda, Maryland, against human lung, breast and central nervous system cancer cell lines demonstrate that these derivatives have some anticarcinogenic activity. Cornell University has paid the government issue fee which means that the patent application for the method of preparing the betulinol derivatives should shortly be granted as a United States patent. A patent application filed by Cornell Research Foundation, Inc. directed to methods of preparing these compounds was allowed by the U.S. Patent and
Trademark Office on December 31, 2003. A divisional of this patent application directed to methods of treating cancer with these compounds was filed by Cornell
Research Foundation, Inc. in the U.S. Patent and Trademark Office on August 2,
2002.

     The Company's researchers' preliminary data shows that the dialcohol starting material for these reactions is betulinol, isolated from natural sources. Betulinol is isolated from the outer layer of the bark of the white birch tree Betula alba by sublimation, or by alcoholic extraction. The alkylated betulin derivatives can be prepared in a variety of ways.

     Various methods of preparing the alkylated betulin derivatives are claimed in the patent application filed by Cornell Research Foundation, Inc. that was approved by the U.S. Patent and Trademark Office on December 31, 2003.

     There is also a considerable need for the development of a new HIV therapeutic that addresses the major problems of viral resistance and drug toxicity. The HIV therapeutic product is directed to meeting this need.

     There can be no assurance that patent applications licensed to the Company or, in the future, owned by the Company will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that issued patents owned by or licensed to the Company or any patents subsequently issued to or licensed by the Company will not be successfully

challenged in the future. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. The cost of litigation to uphold the validity of patents and to prevent patent infringement can be substantial. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment. There can be no assurance that patents owned by or licensed to the Company will not be infringed or successfully avoided through design innovation.

     There may be patent applications and issued patents belonging to competitors that may require the Company to alter its products, pay licensing fees or cease certain activities. If the Company's products conflict with patents that have been or may be granted to competitors, universities or others, such other persons could bring legal action against the Company claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms or at all. The
Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume substantial resources.

     The enactment of the legislation implementing the General Agreement on
Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. Now a United States patent comes into force on the date of issuance and expires twenty years from the earliest effective filing date of the patent application. Because the time from filing to issuance of patent applications is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position.

     In addition to the patents, patent applications and licenses described above, the Company also relies on unpatented technology, trade secrets and information. No assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to the Company's technology or disclose such technology, or that the
Company can meaningfully protect its rights in such unpatented technology, trade secrets and information. The Company will require each of its employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with the Company. The agreements generally provide that all inventions conceived by the individual in the course of employment or in providing services to the Company and all confidential information developed by, or made known to, the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in limited specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's information in the event of unauthorized use or disclosure of such confidential information.

GOVERNMENT REGULATION
---------------------

     The Company and its products and are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries.
These national agencies and other federal, state, and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the Company's products.

     FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals from the FDA is costly and time consuming, and can be subject to unanticipated delays. There can be no assurance that approvals of the
Company's proposed products, processes, or facilities will be granted on a timely basis, or at all. Any failure to obtain or delay in obtaining such approvals would adversely affect the Company's ability to market the Company's proposed products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

     The process required by the FDA before the Company's products may be approved for marketing in the United States generally involves (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an IND, which must become effective before clinical trials may begin, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, (iv) submission to the FDA of a marketing application and (v) FDA review of the marketing application in order to determine, among other things, whether the product is safe and effective for its intended uses. There is no assurance that the FDA review process will result in product approval on a timely basis, or at all.

     An IND is a submission which the sponsor of a clinical trial of an investigational new drug must make to the FDA, and which must become effective before clinical trials may commence. The IND submission must include, among other things, a description of the sponsor's investigational plan; protocols for each planned study; chemistry, manufacturing, and control information;
pharmacology and toxicology information; and a summary of previous human experience with the investigational drug.

     A New Drug Application (NDA) is an application to the FDA to market a new drug. The NDA must contain, among other things, information on chemistry, manufacturing, and controls; nonclinical pharmacology and toxicology; human pharmacokinetics and bioavailability; and clinical data. The new drug may not be marketed in the United States until the FDA has approved the NDA.

     A Product License Application (PLA) is an application to the FDA to market a biological product. The PLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. The biological product may not be marketed in the United States until a product license is issued, and until the establishment where the product is to be manufactured has been issued an establishment license.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information about a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Products must generally be manufactured according to cGMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or makes comments or raises questions concerning, an IND, the IND will become effective 30 days following its receipt by the FDA and initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the
FDA's Good Clinical Practice requirements under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Institutional Review Board (IRB). The IRB will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. During Phase I, when the drug is initially administered to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. When a new product is found to have an effect and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

     The results of the preclinical studies and clinical studies, the chemistry and manufacturing data, and the proposed labeling, among other things, are submitted to the FDA in the form of an NDA or PLA, approval of which must be obtained prior to commencement of commercial sales. The FDA may refuse to accept the NDA or PLA for filing if certain administrative and content criteria are not satisfied, and even after accepting the NDA or PLA for review, the FDA may require additional testing or information before approval of the NDA or PLA. In any event, the FDA must deny an NDA or PLA if applicable regulatory requirements are not ultimately satisfied. Moreover, if regulatory approval of a product is granted, such approval may be made subject to various conditions, including post-marketing testing and surveillance to monitor the safety of the product, or may entail limitations on the indicated uses for which it may be marketed.
Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     There is regulation regarding the license application process for certain biological products. Those biological products that fall within the regulation will be reviewed on the basis of a single biologics license application (BLA), rather than a PLA/ELA. The BLA includes the same information as the current PLA, but certain of the data now required as part of the ELA do not have to be submitted or reviewed during the approval process. This rule is intended, at least in part, to lessen the regulatory burden on manufacturers of certain biologics and accelerate the approval process. There can be no assurance, however, that the FDA will consider the regulation applicable to any of the
Company's products, or that the BLA process, if applicable to the Company's products, will have the intended effect of reducing review times.

     Both before and after approval is obtained, a product, its manufacturer, and the sponsor of the marketing application for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process, or thereafter (including after approval) may result in various adverse consequences, including FDA delay in approving or refusal to approve a product, withdrawal of an approved product from the market and/or the imposition of criminal penalties against the manufacturer and/or sponsor. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer, or sponsor, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

     The FDA has implemented accelerated approval procedures for certain pharmaceutical agents that treat serious or life threatening diseases and conditions, and that provide meaningful therapeutic benefit over existing treatments. The Company believes that its products in development may qualify for accelerated approval because its products in development may meet these requirements. The Company cannot predict the ultimate impact, however, of the
FDA's accelerated approval procedures on the timing or likelihood of approval of any of its potential products or those of any competitor. In addition, the approval of a product under the accelerated approval procedures is subject to various conditions, including the requirement to verify clinical benefit in postmarketing studies, and the authority on the part of the FDA to withdraw approval under streamlined procedures if such studies do not verify clinical benefit or under various other circumstances.

     Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable government regulatory authorities in foreign countries must be obtained prior to marketing such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filing for certain European countries, in general, each country has its own procedures and requirements. The company does not currently have any facilities or personnel outside of the United States.

     In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental
Protection Act, the Toxic Substances Control Act, the Resource Conservation and
Recovery Act and other present and potential future federal, state and local regulations. the Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.
Although the Company believes that its safety procedures for storing, handling, using and disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contaminations or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company's business.

MANUFACTURING
-------------

     The Company does not intend to manufacture any of its products. Once a product requires manufacturing, the Company expects to contract with third parties or corporate collaborators to assist with production. The Company has not engaged any third party at this time.

SALES AND MARKETING
-------------------

     The Company plans to market products for which it obtains regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. No such arrangements presently exist. The Company believes that this approach will both increase market penetration and commercial acceptance of its products and enable the Company to avoid expending significant funds to develop a large sales and marketing organization.

COMPETITION
-----------

     Competition in the pharmaceutical industry is intense. The Company faces competition from many companies, major universities and research institutions in the United States and abroad. Many of its competitors have substantially greater resources, experience in conducting preclinical studies and clinical trials and obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities than those of the Company. The Company will face competition from companies marketing existing products or developing new products for diseases targeted by the Company's technologies. The development of new products for those diseases for which the Company is developing products could render its product candidates noncompetitive and obsolete.

     A significant amount of research in this industry is also being carried out at academic and government institutions. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors. Any resulting increase in the cost or decrease in the availability of technology or product candidates from these institutions may affect the Company's business strategy.

     Competition with respect to the Company's technologies and product candidates is and will be based, among other things, on effectiveness, safety, reliability, availability, price and patent position. Another important factor will be the timing of market introduction of the Company's competitive products.
Accordingly, the speed with which the Company can develop products, complete the clinical trials and approval processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor. the Company's competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

PRODUCT LIABILITY
-----------------

     The testing, manufacturing and marketing of the Company's products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent the Company elects to test, manufacture or market products independently, the Company will bear the risk of product liability directly. The Company has obtained insurance in the amount of
$10,000,000 against the risk of product liability. This insurance is subject to certain deductibles and coverage limitations. There is no guarantee that insurance will continue to be available at a reasonable cost, or at all, or that the amount of such insurance will be adequate.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company is leasing an executive office at 350 Bedford Street, Stamford,
Connecticut 06901. The Company has one individual office that is approximately
100 square feet. The Company has a one-year lease that began on March 8, 2004 and is automatically renewed for successive one-year terms unless terminated by either party in writing at least 30 days prior to the end of the then current term. The rent for the office is $350 per month. The Company's cancer therapeutic research is conducted at a laboratory at Weill Medical College of
Cornell University, which is exclusively dedicated to the research and development of the Company's cancer drug located at 515 East 71st Street, Room
412, New York, NY 10021. The laboratory is approximately 1,000 square feet. The cost of the facility is included in the budget under the Company's Sponsored
Research Agreement with Weill Medical College of Cornell University. The
Company's HIV therapeutic research is conducted at another laboratory at Weill
Medical College of Cornell University, which is located at 411 East 69th Street,
New York, NY 10021. The laboratory is approximately 1,000 square feet. The cost of the facility is included in the budget under the Company's Sponsored Research
Agreement with Weill Medical College of Cornell University.

     Both the office and the laboratory are sufficient and adequate for the
Company's purposes given the Company's present staff.

     The Company entered into an agreement with the Company's principal investigator at Cornell whereby the Company is entitled to use the principal investigator's apartment for $1,500 per month. The Company's representatives utilize this space when visiting Cornell.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company intends that the Common Stock, the Class A Warrants and the
Class B Warrants will be listed on the OTC Bulletin Board. After the IPO closes, the Common Stock, the Class A Warrants and the Class B Warrants will each receive a trading symbol.

Holders
-------

     As of March 29, 2005, there were approximately 206 holders of record of the
Company's common stock, approximately 28 holders of record of the Company's
Class A Warrants and approximately 28 holders of record of the Company's Class B
Warrants.

Dividends
---------

     Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements.
Marc Pharmaceuticals, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities
Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management.
Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's products may not be proven to be safe or effective, (b) the FDA may not approve clinical trials for the products, (c) or will depend substantially upon the efforts of contracting parties who may not perform adequately for the Company's patent rights may not be sufficient to protect its products, (d) the Company may never earn a profit from its products, (e) the Company may not be able to raise the necessary funds that are needed for the continued research and development of its products, (f) the Company's licenses require substantial performance on its part to remain effective, including the payment of substantial sums, it the company lose a license, it will lose the right to develop and market the drug which it covers and (g) other groups may have developed similar inventions to those of the Company, and therefore, the Company may be at a competitive disadvantage.

PLAN OF OPERATION

INTRODUCTION
------------

     The Company is a development stage start-up pharmaceutical company focusing on the development and commercialization of innovative products for the treatment of debilitating diseases. Currently, the Company has exclusive licenses the Foundation of certain patent applications covering compounds intended for use in treating cancer and in treating HIV and AIDS. Some of the compounds can be attached to an antibody that appears to selectively attach only to cancer cells and not attach to healthy cells, thereby permitting administration of lower amounts of active chemotherapeutic agents. Other chemical variations of the compounds appear to be effective in treating HIV and could be used both systemically (i.e., as a general whole body therapy) or as an
AIDS therapy, or locally to inhibit the growth and transmission of HIV through sexual activity.

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

     To date there have been successful laboratory results. While there have been some indications that the Company's compounds may be effective in treating cancer and HIV and AIDS, the Company's compounds and their derivatives have not been proven effective in treating cancer or HIV or AIDS in humans or in preventing HIV or AIDS in humans and the Company's compounds and their derivatives have not yet been proven safe for administration to human beings. No drug can be marketed in the United States without FDA approval. Applications must be made to the FDA for their approvals, the first step of which is filing the IND. The Company has not yet filed an IND application for any of its products because the Company has not yet been able to achieve sufficient positive results for a product that can be protected by necessary patent protection and which the Company and its advisors deem to be commercially viable. The Company is in the process of conducting further tests in order to take its current research and to assemble it in a form acceptable for the IND application. The Company expects an IND application to be filed in 2006 for the cancer therapeutic if the required criteria can be achieved and if the Company has raised the necessary funds to complete its current program.

     The Company's business plan, which involves the development of various pharmaceutical products to the point at which they may be sold in the United
States, necessarily means that it will be at least several years before the
Company generates sales or revenues. During those years, the Company's development expenditures will likely exceed $10,000,000 for every product that it seeks to commercialize. The Company does not and will not have these funds available and, therefore, it is essential that the Company enter into some form of joint arrangements with established pharmaceutical companies or others to provide such financing capital.

     FINANCING HISTORY
     -----------------

     To date, the Company has had no revenues and sales. The Company has financed its operations since inception primarily with the net proceeds received from private and public placements of debt and equity securities. Various private placements from inception through June 25, 2004 aggregated a total of
$1,150,000 in proceeds from notes payable (of which $450,000 was repaid). Net proceeds from the sale of the Company's common stock through private placements of $921,339.

     The Company filed with the Securities and Exchange Commission a
Registration Statement on Form SB-2 to raise $5,000,000 in an initial public offering for the sale of 20,000,000 units at a purchase price of $.25 per unit
("IPO"). Each unit consisted of one share of common stock, one class A redeemable warrant to purchase a share of common stock at $.50 per share and two class B redeemable warrants to each purchase a share of common stock at $1.00 per share ("Unit"). The Company offered the Units on a "best efforts" basis with no required minimum amount to be raised.

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

     The registration statement became effective on August 12, 2004. Through
February 15, 2005, the date the offering closed, the Company sold 2,910,000 units for $727,500 before placement agent commissions and unaccountable expense allowance aggregating $80,025 of which $58,200 was paid to the placement agent.
The placement agent is eligible to receive, but has not yet received, a warrant to purchase 232,800 units, each unit consisting of a share of the Company's common stock, a warrant to purchase a share of the Company's common stock at a price of $.50 for a period of five years from August 12, 2004 and two warrants to each purchase a share of the Company's common stock at a price of $1.00 for a period of 5 years from August 12, 2004.

     Because the Company's IPO did not raise the intended amount the Company is now in a position where it has insufficient funds to continue its development program (see below).

     The Company's authorized capital stock consists of 750,000,000 shares of common stock, par value $.0001. Based on the number of shares of common stock outstanding as of December 31, 2004 and the total units sold pursuant to the
IPO, a total of 286,560,000 shares of common stock are outstanding. This total does not include any shares of common stock issuable upon the exercise of either the class A redeemable warrants or the class B redeemable warrants.

     On July 18, 2002, in consideration for a loan, the Company issued a promissory note to Joel San Antonio, the Chairman of the Board of the Company,
in the principal amount of $350,000, bearing interest at the rate of 15% per annum. The note matured on August 17, 2002 and the maturity date was extended various times and currently has a maturity date of September 30, 2005. As consideration for the extension

of the note on one occasion the Company issued Mr. San Antonio 5,000,000 shares of its common stock. No additional consideration was granted for the additional extensions. The Company repaid $225,000 of this loan.

Commencing in November 2003 through June 2004, the Company borrowed $800,000 for operations by issuing 11 promissory notes each bearing interest at a rate of 20%
per annum, and each due with interest one year from the date issued. These notes were offered to all accredited individuals, all but one whom were stockholders of the Company at the time they were offered these notes. The Company did not seek investors outside of its own stockholders and a few other individuals who are longstanding business associates of its officers. The Company repaid
$225,000 of these loans as follows: One note for $25,000 was fully repaid without interest and the interest was agreed to be paid by September 30, 2005;
as to another note for $500,000, $200,000 was repaid and the balance and interest was agreed to paid by June 25, 2005. Maturity dates on the other notes that became due were extended until September 30, 2005.

     The Company's securities are not listed on any securities exchange or on the NASDAQ Stock Market. They do not presently trade and there is no market for them. The Company is in the process of seeking quotation for its shares and warrants on the Over-The-Counter Bulletin Board which will enable its shares and warrants to be traded. However, there may still be no market for them.

CAPITAL REQUIREMENTS
--------------------

     The Company had a working capital deficiency of ($1,359,500) and ($395,966)
at December 31, 2004 and December 31, 2003, respectively, and has incurred net losses of ($1,476,389) and ($767,166) for year the ended December 31, 2004 and
December 31, 2003, respectively, and had an accumulated deficit of ($2,967,245)
at December 30, 2004 and ($1,490,856) at December 31, 2003.

     The Company's cash on hand at December 31, 2004 totaled $40,136. The
Company is in the development stage and has had no revenues from its inception.
The Company does not anticipate any revenues during fiscal year 2005. The
Company will need additional financing to meet its obligations and to continue its development program. See. "Twelve Month Operating Plan" below.

     The Company is exploring alternative sources of financing, including institutional and non-institutional debt, equity, which will be highly dilutive to the current stockholders, joint venture arrangements, governmental or private grants or a combination of any or all of the foregoing. No arrangements have been entered into.

TWELVE MONTH OPERATING PLAN
---------------------------

     The Company's plan of operation for the next twelve months depends, in part, upon two variables: (a) the amount of money available from its financing sources and (b) the respective rate of success in the clinical testing of the
Company's products.

     If the Company raises additional funds and it continues to have positive results from its testing program, the Company intends, over the next twelve months, to increase its staff, arrange for permanent leased space, continue its clinical in vitro and animal testing, submit investigative new drug applications
("INDs") to the FDA for its products, perhaps begin Phase I human testing, and make all of the payments associated with these activities. In tabular form, the
Company expects to expend the following amounts for these purposes (some of which has now been spent):

a.   Payments to Cornell                                             $590,000
b.   Patent expenses                                                 $150,000
c.   Compensation for a chief financial officer
              And consultants                                        $200,000
d.   Expanded facility                                                $25,000
e.   Other expenses for testing, including payments to CRO         $1,350,000
f.   FDA expenses                                                     $50,000
g.   Miscellaneous expenses                                          $100,000
                                                                  -----------
              TOTAL                                                $2,465,000

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

     The Company is negotiating to engage two experienced drug development specialists, Dr. Michael G. Palfreyman, who titles will be Chief Scientific and
Drug Development Advisor and Dr. Jeffrey Moore, Senior Program Management
Advisor. They will work closely with the Company's scientists at Cornell Medical
College and FDA approved Contract Research Organizations ("CRO") to advance the program with maximum efficiency through the FDA mandated regulatory process. To engage these specialists, the Company will also be required to secure the necessary fundings.

     The Company's principal investigator at Cornell reports that the cancer therapeutic has, through the date of this annual report, been tested exclusively in a simulated laboratory environment and in mice that are genetically bred to not be able to produce antibodies. Antibodies are normally produced by living organisms such as humans and mice to combat the presence of dangerous conditions, such as cancer, which the organism discovers in itself. By utilizing these specially bred mice, the results of the cancer therapeutic may be measured without interference from the mouse's own antibodies.

     The investigators have transplanted prostate cancer cell cultures in the form of tumors into these mice by injection. They then injected the cancer therapeutic into the same mice. Results have been substantially consistent in showing that the Company's licensed compound has killed the cancer cells while not affecting normal cells. To date, the cell cultures that have been introduced into the mice have been developed in the laboratory.

     Preliminary studies have shown that several of the Company's candidate compounds are effective for treating prostate tumors. These preliminary studies have shown that most prostate cancer cells are killed after 10 days of treatment. Additionally, no adverse effects on normal cells have been detected and the mice remain healthy during treatment with both normal and high doses of the drug. The Company has also conjugated one of its candidate compounds to various solubilizing agents. The conjugates have increased solubility in a pharmaceutically acceptable solvent and increased bioactivity. The ability to solubilize in a pharmaceutically acceptable solvent is an important property for a compound intended for administration to mammals as a pharmaceutical.

     During 2005, several additional investigatory processes will be conducted and additional data must be collected to reduce the risk of product failure at the early stage of the process. If they are successful and the commercial value of the product is expanded, the Company will file an IND with the FDA in 2006.
Then, the Company will be required to wait for FDA approval of the IND before additional testing is commenced.

     With respect to the HIV therapeutic, similar steps will be followed.
However, since funding has recently been provided to Cornell for research by the
Company, it is likely that these steps will be taken at a slower pace.
Nevertheless, various testing procedures have been conducted at Cornell with respect to the HIV compound without any outside funding so the process will continue at an intermediate stage. It is likely that the IND will not be filed, if at all, before 2007.

LONG-TERM PLAN

     The Company anticipates that expenditures for product development, research and general and administrative expenses and license payments with respect to the cancer therapeutic product will exceed $10,000,000 and with respect to the HIV product will exceed $10,000,000. The Company is uncertain as to how long it will take for it to generate revenues, if any. Subject to financing availability and positive test results, the Company anticipates that its the cancer products will be submitted for an IND in 2006 and then clinical trials and approval from the
FDA can take anywhere from 5 to 10 years. It may cost hundreds of millions of dollars to bring a new drug to the marketplace. The Company does not at this point believe that it will bring the technologies to market and anticipate that at some point it will either seek a joint venture partner to assist in commercialization of the technologies or it will sublicense the technologies to larger pharmaceutical companies. In the event either of these events occur and the technologies are commercialized, the Company will retain a certain interest in the products. Such interest can not be determined at this time, and, therefore, the Company is unable to set forth its exact interest in the technologies once the products are sold in the marketplace. Since the Company is uncertain at which point it will contract with a third party, if at all, it is uncertain of the amount of additional funds it will need in order to complete certain phases of the product's path to commercialization. Other products which it may acquire will involve the same process discussed in this paragraph.

ITEM 7. FINANCIAL STATEMENTS

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

I N D E X
---------

                                                                   Page No.
                                                                   --------

FINANCIAL STATEMENTS:

        Independent Auditors' Report                                 F-2

        Balance Sheets as at December 31, 2004 and 2003              F-3

        Statements of Operations
           For the Years Ended December 31, 2004 and 2003
           and Cumulative from February 21, 2001
           (Inception) to December 31, 2004                          F-4

        Statements of Stockholders' Capital Deficiency
           For the Period from February 21, 2001
           (Inception) to December 31, 2004                          F-5

        Statements of Cash Flows
           For the Years Ended December 31, 2004 and 2003
           and Cumulative from February 21, 2001
           (Inception) to December 31, 2004                          F-6

        Notes to Financial Statements                             F-7 - F-24

[WSL LOGO]
WEINICK
     SANDERS                                                       1375 BROADWAY
          LEVENTHAL & CO., LLP                         NEW YORK, N.Y. 10018-7010
--------------------------------------------------------------------------------
                                                                    212-869-3333
                          CERTIFIED PUBLIC ACCOUNTANTS          FAX 212-764-3060
                                                                   WWW.WSLCO.COM

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Marc Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Marc Pharmaceuticals, Inc. (A
Development Stage Company) as at December 31, 2004 and 2003, and the related statements of operations, stockholders' capital deficiency and cash flows for the years ended December 31, 2004 and 2003 and cumulative from February 21, 2001
(inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marc Pharmaceuticals, Inc. (A
Development Stage Company) as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and cumulative from February 21, 2001 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company is a development stage Company and at December
31, 2004 has working capital and stockholders' capital deficiencies and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /S/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, New York
March 10, 2005

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                   --------------------------
                                                                                      2004           2003
                                                                                   -----------    -----------

                                    ASSETS
Current assets:
  Cash                                                                             $    40,136    $     3,105
  Prepaid insurance                                                                      7,196          7,215
                                                                                   -----------    -----------
        Total current assets                                                            47,332         10,320
                                                                                   -----------    -----------

Other assets:
  Deferred rent                                                                         24,880         36,494
  Deferred registration costs                                                             --           40,000
                                                                                   -----------    -----------
                                                                                        24,880      76,494
                                                                                   -----------    -----------

        Total assets                                                               $    72,212    $    86,814
                                                                                   ===========    ===========

               LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Notes payable - stockholders                                                     $   700,000    $   300,000
  Sponsored research obligation                                                         50,000
  Accrued expenses - related parties                                                   581,071         81,601
  Accrued expenses and other current liabilities                                        75,761         24,685
                                                                                   -----------    -----------
        Total current liabilities                                                    1,406,832        406,286
                                                                                   -----------    -----------

Commitments and contingencies                                                             --             --

Stockholders' capital deficiency:
  Common stock - $.0001 par value
    Authorized - 750,000,000 shares
    Issued outstanding - 286,200,000 and
    283,150,000 shares, respectively                                                    28,620         28,315
  Additional paid-in capital                                                         1,604,005      1,143,069
  Deficit accumulated in the development stage                                      (2,967,245)    (1,490,856)
                                                                                   -----------    -----------
        Total stockholders' capital deficiency                                      (1,334,620)      (319,472)
                                                                                   -----------    -----------

        Total liabilities and stockholders'
          capital deficiency                                                       $    72,212    $    86,814
                                                                                   ===========    ===========

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                      Cumulative From*
                                              For the Year       For the Year        February 21, 2001
                                                 Ended               Ended            (Inception) to
                                           December 31, 2004    December 31, 2003*   December 31, 2004
                                           -----------------    -----------------    -----------------

Revenues                                   $            --      $            --      $            --
                                           -----------------    -----------------    -----------------

Operating expenses:
  Research and development                           562,500              382,682            1,497,328
  Consulting fees - related party                    127,000                3,000              135,000
  Compensatory element of stock
     issuance to a director                          125,000                 --                125,000
  License costs                                       50,000                 --                100,000
  Web site costs                                        --                 28,000               28,000
  General and administrative (including
    relating party expenses)                         468,560               62,541              625,291
                                           -----------------    -----------------    -----------------
Total operating expenses                           1,333,060              476,223            2,510,619
                                           -----------------    -----------------    -----------------

Loss from operations                              (1,333,060)            (476,223)          (2,510,619)
                                           -----------------    -----------------    -----------------

Other (Income) expenses:
  Interest expense - related parties                 143,368              290,986              458,375
  Interest income                                        (39)                 (43)              (1,749)
                                           -----------------    -----------------    -----------------
Total other expenses                                 143,329              290,943              456,626
                                           -----------------    -----------------    -----------------

Net loss                                         ($1,476,389)           ($767,166)         ($2,967,245)
                                           =================    =================

Per share data:
  Loss per share - basic and diluted                   ($.01)              ($--)
                                           =================    =================

Weighted average number of
  shares outstanding                             284,101,534          275,755,890
                                           =================    =================

* Reclassified to conform with present period's presentation.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

     FOR THE PERIOD FROM FEBRUARY 21, 2001 (Inception) TO DECEMBER 31, 2004

                                                                                        Deficit                          Total
                                                                                     Accumulated                    Stockholders'
                                             Common Stock             Additional        in the           Stock          Equity
                                       --------------------------      Paid-In       Development     Subscriptions     (Capital
                                          Shares          Amount       Capital          Stage          Receivable     Deficiency)
                                       -------------  ------------   ------------   -------------    -------------  ----------------

Balance at February 21, 2001
  - Inception                           202,700,000   $     20,270   $       --      $       --          $ (20,270)   $       --

Payment of common stock
  subscriptions                                --             --             --              --                140             140

Compensatory element of common
  stock issued for services rendered        450,000             45                                                              45

Proceeds from sale of common stock       19,000,000          1,900         77,409                                           79,309

Net loss for the period from
  Inception to December 31, 2001               --             --             --              (450)            --              (450)
                                         ----------   ------------    -----------    ------------     ------------    ------------

Balance at December 31, 2001            222,150,000         22,215         77,409            (450)         (20,130)         79,044

Payment of common stock
  subscriptions                                --             --                             --             20,130          20,130

Proceeds from sale of common stock       41,810,000          4,181        179,029            --               --           183,210

Net loss for the year ended
  December 31, 2002                            --             --             --          (723,240)            --          (723,240)
                                         ----------   ------------    -----------    ------------     ------------    ------------

Balance at December 31, 2002            263,960,000         26,396        256,438        (723,690)            --          (440,856)

Proceeds from sale of common stock       14,190,000          1,419        637,131                                          638,550

Compensatory element of common
  stock issued as payment of interest     5,000,000            500        249,500                                          250,000

Net loss for the year ended
  December 31, 2003                            --             --             --          (767,166)            --          (767,166)
                                         ----------   ------------    -----------    ------------     ------------    ------------

Balance at December 31, 2003            283,150,000         28,315      1,143,069      (1,490,856)            --          (319,472)
                                         ----------   ------------    -----------    ------------     ------------    ------------

Proceeds from sale of common stock        2,550,000            255        335,986            --               --           336,241

Compensatory element of common
  stock issued for services                 500,000             50        124,950            --               --           125,000

Net loss for the year ended
  December 31, 2004                            --             --             --        (1,476,389)            --        (1,476,389)
                                         ----------   ------------    -----------    ------------     ------------    ------------

Balance at December 31, 2004             286,200,00   $     28,620    $ 1,604,005    $ (2,967,245)    $       --      $ (1,334,620)
                                         ==========   ============    ===========    ============     ============    ============

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                      Cumulative From
                                                                For the Year       For the Year       February 21, 2001
                                                                    Ended              Ended            (Inception) to
                                                               December 31, 2004  December 31, 2003   December 31, 2004
                                                               ----------------    ----------------    ----------------

Cash flows from operating activities:
  Net loss                                                          ($1,476,389)          ($767,166)        ($2,967,245)
                                                               ----------------    ----------------    ----------------
  Adjustments to reconcile net loss
      to net cash used in
      operating activities:
    Compensatory element of common
      stock issued for services                                         125,000                --               125,045
    Compensatory element of common
      stock issued in payment of interest                                  --               250,000             250,000

    Increase (decrease) in cash flows as a
        result of changes in asset and
        liability account balances:
      Prepaid expenses                                                       19              (1,201)             (7,196)
      Deferred rent                                                      11,614             (36,494)            (24,880)
      Accrued expenses - related parties                                499,470             (23,905)            581,071
      Sponsored research obligation                                      50,000                --                50,000
      Accrued expenses and other current                                   --                  --
         liabilities                                                     51,076               7,910              75,761
                                                               ----------------    ----------------    ----------------
  Total adjustments                                                     737,179             196,310           1,049,801
                                                               ----------------    ----------------    ----------------

Net cash used in operating activities                                  (739,210)           (570,856)         (1,917,444)
                                                               ----------------    ----------------    ----------------

Cash flows from financing activities:
  Proceeds from notes payable - stockholders                            775,000              25,000           1,150,000
  Repayments of notes payable - stockholders                           (375,000)            (75,000)           (450,000)
  Deferred registration costs                                            40,000             (40,000)               --
  Proceeds from sale of common stock                                    336,241             638,550           1,257,580
                                                               ----------------    ----------------    ----------------
Net cash provided by financing activities                               776,241             548,550           1,957,580
                                                               ----------------    ----------------    ----------------

Increase (decrease) in cash                                              37,031             (22,306)             40,136

Cash at beginning of period                                               3,105              25,411                --
                                                               ----------------    ----------------    ----------------

Cash at end of period                                          $         40,136    $          3,105    $         40,136
                                                               ----------------    ----------------    ----------------

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                   $           --      $           --      $           --
                                                               ================    ================    ================

Supplemental schedules of noncash operating,
  investing and financing activities:
  Common stock issued for administrative costs                 $           --      $           --      $             45
                                                               ================    ================    ================
  Common stock issued as payment for
     interest on note payable                                  $           --      $        250,000    $        250,000
                                                               ================    ================    ================
  Common stock issued for services                             $        125,000    $           --      $        125,000
                                                               ================    ================    ================

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 1 - PLAN OF ORGANIZATION:

     (a) Organization and Presentation of Financial Statements:

         Marc Pharmaceuticals, Inc. (the "Company") was incorporated in the
     State of Delaware on February 21, 2001 at which time the founding and original stockholders subscribed for 202,700,000 shares of the Company's common stock for an aggregate of $20,270. $140 of the stock subscriptions were paid in 2001 and the balance in 2002. Effective February 21, 2001 four persons were issued 450,000 shares of the Company's common stock for administrative services rendered. Since its inception through December 31,
     2004, the Company has not generated any significant revenues and has not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the
     Company had a working capital deficiency of $1,359,500 and $395,966 at
     December 31, 2004 and 2003, respectively, and has incurred net losses of
     $1,476,389 and $767,166 for the years ended December 31, 2004 and 2003, respectively, and had an accumulated deficit of $2,967,245 at December 31,
     2004.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Management's efforts have been directed towards the development and implementation of a plan to develop various pharmaceutical products to the point at which they may be sold. This plan necessarily means that it will be at least several years before the Company will generate sufficient revenues to cover all of its present and future costs and expenses. The
     Company's sources of cash to fund its operations have been the sales of its securities to accredited investors. The Company received, through December
     31, 2004, $961,725 in proceeds (net of placement costs) from the sale of
     203,790,000 unregistered shares of its common stock to its original founding stockholders and 75,000,000 unregistered shares of its common stock to accredited investors in two private placements. In July 2002 the
     Company issued its $350,000 note payable to one of its directors as reimbursement for funds the director had paid on the Company's behalf for certain research and development costs. Through December 31, 2004, $225,000 of this note was repaid. In November 2003 the Company commenced a private offering of up to $500,000 of its 20% interest bearing notes to accredited investors. At December 31, 2003 only one note in the amount of $25,000 was sold under the note placement. Accordingly, the Company extended its private placement debt offering to accredited individuals. The offering, which was scheduled to expire on February 3, 2004, was

     increased to $1,000,000 and was extended to February 29, 2004 and further extended until its termination on June 25, 2004. Subsequently through June
     25, 2004, ten additional notes aggregating $775,000 were sold of which
     $100,000 was repaid by December 31, 2004. Since the Company has not generated revenues from its inception and since management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue to operate.

                       See notes to financial statements.

NOTE 1 - PLAN OF ORGANIZATION: (Continued)

     (a) Organization and Presentation of Financial Statements: (Continued)

         Towards that end the Company contracted with a placement agent, on a best efforts basis, to sell up to 20,000,000 units of the Company's securities to the public at a purchase price of $0.25 per unit. Each unit consists of one share of the Company's common stock, one Class A warrant to buy a share of the Company's common stock at $.50 and two Class B warrants to each purchase one share of the Company's common stock for $1.00. The
     Company will pay the placement agent commission of 8% of the proceeds of all the units placed by the placement agent and a non-accountable expense allowance of 3% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 1,600,000 units at a purchase price of $.3125 per unit which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one unit for every 12.5 units sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. Through December 31,
     2004, the Company sold 2,550,000 units aggregating cash proceeds, after deducting the placement agent 8% commission, of $586,500. The placement agent's 3% expense allowance of $19,125 has not been paid and is included in accrued expenses at December 31, 2004. Through the offering's termination on February 15, 2005, an additional 360,000 units were sold generating $82,800 in cash, net of the 8% commission.

     (b) Principal Business Activity:

         The Company is a development stage start-up pharmaceutical Company focusing on the development and commercialization of innovative products for the treatment of debilitating diseases. Management has no clinical experience in the development of pharmaceutical products and intends to rely, in part, on academic institutions and on clinical research institutions to conduct and monitor certain clinical trials. The Company and its products are subject to comprehensive regulation by the United
     States Food and Drug Administration (FDA) in the United States of America
     and by comparable authorities in other countries. In addition, certain clinical trials for the Company products are conducted by
     government-sponsored agencies. Because the conduct of such trials will be dependent on government funding and participation, the Company will have less control over such trials than if it were the sponsor of these trials.
     As a result, there can be no assurance that these trials will commence or be completed as planned.

         Currently, the Company is the exclusive licensee of a medical compound which has certain derivatives that are (i) directed towards the treatment of cancer as a site directed chemotherapeutic agent

                       See notes to financial statements.

     that selectively attacks only cancer cells through a specific delivery device depending on the organ in which the cancer is located in the body and (ii) directed towards anti-HIV activity which could be used either systemically as an AIDS therapy, or locally as a microbicide to prevent the sexual acquisition of HIV.

                       See notes to financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

     (a) Basis of Presentation:

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of
     America.

     (b) Revenue Recognition:

         Through December 31, 2004, the Company did not have any revenues and is in the development stage. The Company will recognize revenues in accordance with accounting principles generally accepted in the United States of
     America. Revenues from the sale of its products will be recognized when shipped to its customers. Royalties earned from the licensing of its products to other pharmaceutical entities will be recorded on a pro-rata basis over the life of the contract effectuating the royalty.

     (c) Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (d) Sponsored Research and Development Costs:

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

         In January 2004, the Company entered into a second sponsored research agreement, as amended, with WMC for three years ending in October 2007. The
     Company has agreed to sponsor research in other uses of certain oncological technologies for an aggregate of $1,000,000 - of which $75,000 was paid in
     July 2004, and $112,500 was payable in November 2004 of which only $62,500 was paid at December 31, 2004. The unpaid balance due under the terms of the contract is included as a liability on the accompanying financial statements at December 31, 2004. On March 1, 2005 the agreement was amended for the remaining balance to be paid as follows; $187,500 in July 2005,
     $312,500 in of December 2005 and $312,500 in December 2006. The Company, in
     return for its research

                       See notes to financial statements.

     funding, received a first right of refusal to acquire a royalty-bearing license to market the technology developed by the researchers.

         The Company or WMC may cancel the agreement with prior notice. If cancelled, the Company would not be liable for any further payments but WMC can use all monies paid to meet its commitments to third parties involved in the R&D. Based upon budgets submitted by the chief R&D investigator for
     WMC, all funds have been committed for expenditure.

                       See notes to financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES: (Continued)

     (d) Sponsored Research and Development Costs: (Continued)

         Although the pro rata amortization of the entire R&D cost is less than the amounts paid in fiscal 2002, 2003 and 2004, management, because there is no evidence that the R&D will result in a commercially viable product, has charged the entire scheduled payments to operations at the earlier of when paid or scheduled to be paid. If the R&D was charged to operations ratably, the net loss and R&D expense in 2002 would be reduced by $250,000 with an increase in prepaid expenses, working capital, total assets and stockholders' equity of $250,000. In each of fiscal 2004 and 2003, there would be no effect to the results of operations but the prepaid expenses, working capital, total assets and stockholders' equity would be increased by the same $250,000.

         Additionally, the agreements require the Company to reimburse WMC for certain costs incurred in obtaining patents for any technology developed through the sponsored research. Fees for patent attorneys of $52,146 in
     2002 and $7,682 in 2003 and $49,295 in 2004 were charged to operations.

         Each of the agreements provides the Company with an exclusive license to the technology developed under the research and development agreement.
     The Company paid an initial license fee of $50,000 in fiscal 2002 for the first research license and $50,000 in 2004 for the second research license.
     As there is no evidence that any technology developed from the research will be commercially viable, management charged the initial payments to operations in the period paid. The license agreements require additional payments upon the attainment of certain milestones - initiation of clinical trials and FDA or equivalent approval of products developed. If all milestones are attained, then the Company would be required to pay an aggregate of $2,187,500 for the license.

     (e) Deferred Registration Costs:

         Costs incurred in connection with the proposed initial sale of the
     Company's securities to the public of $231,134 have been offset against the proceeds from the sale of the securities and charged to additional paid-in capital.

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

                       See notes to financial statements.

     do not have the characteristics of a controlling interest in the special purpose entity.

         In April 2003, the FASB issued SFAS No. 149 which amends and clarifies
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging
     Activities."

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain
     Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies certain financial instruments with characteristics of both liabilities and equity.

         Management believes the adoption of these pronouncements will not have a material impact on the Company.

                       See notes to financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES: (Continued)

     (e) Earnings Per Share:

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

     NOTE 3 - RELATED PARTY TRANSACTIONS.

         Liabilities to related parties consist of the following at December 31,
     2004 and 2003:

                                                        December 31,
                                                  -----------------------
                                                     2004        2003
                                                  ----------   ----------

Notes Payable - Stockholders                      $  700,000   $  300,000
                                                  ==========   ==========

Accrued Expenses and other current Liabilities:
         Accrued salaries                         $  225,000   $     --
         Consulting fees                             127,000         --
         Professional fees                            17,683       16,594
         Interest                                    208,388       65,007
         Sundry operating expenses                     3,000         --
                                                  ----------   ----------
                                                  $  581,071   $   81,601
                                                  ==========   ==========

Total Related Party Liabilities                   $1,281,071   $  381,601
                                                  ==========   ==========

     (a) Notes Payable - Chairman:

         In July 2002, a founding shareholder and the Chairman of the Company personally paid $350,000 to Cornell University on behalf of the Company in partial satisfaction of the Company's commitment to fund research under the sponsored research and development agreement. The Company issued this director its 15% interest bearing note payable on August 17, 2002. The director agreed to extend the due date initially to March 31, 2003, then to
     June 30, 2003, then to September 30, 2003, then to March 31, 2004, then to
     May 31, 2004 and currently to December 31, 2004. During 2004 and 2003,
     $150,000 and $75,000, respectively, of loan principal was repaid. In return for the director's extension of the note from March 31, 2003 to June 30,
     2003, the Company issued this director

                       See notes to financial statements.

     5,000,000 shares of its common stock whose fair value at the date of issuance was $250,000 which was charged to operations in 2003 as interest expense. The fair value of the shares issued was based upon the per share price which the Company was offering at that time to accredited investors through a private placement of its common stock. Interest expense charged to operations on this debt was $41,578 and $40,383 in the 2004 and 2003, respectively. At December 31, 2004 and 2003, the director was owed accrued interest of $105,982 and $64,404, respectively, on this indebtedness which is included in the accompanying financial statements under the caption accrued expenses - related parties.

NOTE 3 - RELATED PARTY TRANSACTIONS. (Continued)

     (b) Notes Payable - Others - Subject to Rescission:

         In November 2003, the Company commenced a $500,000 private placement of its 20% interest bearing notes to accredited investors. On May 31, 2004 the total note private placement was increased to $1,000,000. A stockholder purchased a note for $25,000 payable on November 7, 2004 plus accrued interest. Accrued interest on this obligation of $603 was charged to operations in 2003 and is included in accrued expenses - related parties at
     December 31, 2003. Through June 25, 2004 when the private placement was terminated, eight stockholders and a personal friend of the Company's CEO acquired eleven (11) notes aggregating $800,000. Interest charged to operations in fiscal 2004 was $101,790 and is included in accrued expenses
     - related parties. At December 31, 2004, $125,000 of the notes were repaid.
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

     (c) Legal Fees:

         The Company's general and securities counsel is an original shareholder of the Company. During the period from inception to September 30, 2004, these attorneys rendered services aggregating $216,995. $36,460 of the total was charged to additional paid-in capital for legal services rendered in connection with the Company's private placements of its common stock.
     $75,226 is for legal services in connection with the Company's initial offering of its securities to the public. The remainder was for general corporate matters of which $38,589, $7,603 and $51,243 was charged to operations in fiscal 2004, 2003 and 2002, respectively. A portion, $11,841, of these legal fees was paid by a director of the Company who was subsequently reimbursed by the Company in September 2002. At December 31,
     2004 and December 31, 2003, unpaid fees aggregated $17,683 and $16,594, respectively, and are included in accrued expenses - related parties.

     (d) Consulting Agreement:

         The Company in January 2004 retained the services of its Chairman to assist senior management in identifying opportunities and developing strategies to enhance the Company's value through a

                       See notes to financial statements.

     five year consulting agreement. The Chairman will receive $120,000 annually for his services and a monthly car allowance of $1,000. At December 31,
     2004, the Chairman is owed $120,000 for his consulting services and $3,000 for his car allowance. This liability is included in accrued expenses -
     related parties at December 31, 2004.

     (e) Placement Agent Fees:

         The Company's president controlled a corporate placement agent which placed the Company's two private sales of its common stock to accredited investors. The placement agent firm received $9,500 in 2001, $25,000 in
     2002, $70,950 in 2003 and $0 in 2004, in commissions and fees for its services.

     (f) Lease:

         The Company leases its Stamford, Connecticut premises from a corporation whose Chairman and CEO is the Company's Chairman. The lease commenced in March 2004 and is for one year which is automatically renewable for an additional one year term. Rental is $350 per month.

                       See notes to financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS. (Continued)

     (g) Employment Contract:

         The Company entered into a four year employment contract with its CEO on January 1, 2004. The CEO is to be paid $250,000 annually, an automobile allowance of $12,000 annually plus all other benefits which are or will be provided to other executive officers and employees of the Company.
     Additionally, the CEO is to receive annually a cash incentive bonus equal to 1% of the after-tax net income of the Company as defined. At December
     31, 2004, the CEO is owed $225,000 of his salary which is included in accrued expense - related parties. The CEO was paid in 2004 $15,530 in reimbursement of telephone costs and medical and disability insurance expenses he had previously paid on of behalf of the Company.

NOTE 4 - INCOME TAXES.

         The Company does not have any currently payable or deferred federal or local tax benefit since its inception to December 31, 2004. At December 31,
     2004, the Company had federal and state net operating loss carry forwards amounting to approximately $2,366,000 available to reduce future taxable income, of which $633,000 expires in 2022, $700,000 expires in 2023, and
     $1,033,000 expires in 2024. The Company also federal research and development tax credits aggregating $256,000 of which $90,000 $68,000 and
     $98,000 expire in 2022, 2023 and 2024, respectively. Management is unable to determine if the utilization of the future tax benefit is more likely than not to occur and, accordingly, the deferred federal and state tax assets of approximately $1,289,000 and $681,000 at December 31, 2004 and
     2003 have been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                                  For the Year Ended December 31,              Cumulative From
                                      -------------------------------------------------         (Inception) To
                                               2004                         2003               December 31, 2004
                                      -----------------------     ---------------------    ---------------------------

Loss before income taxes              ($1,476,389)                ($767,166)                ($2,967,245)
                                      -----------                 ---------                 -----------

Expected statutory tax benefits          (502,000)     -34.0%      (261,000)     -34.0%      (1,009,000)     -34.0%
Research credit                           (65,000)      -4.4%       (45,000)      -5.9%        (169,000)      -5.7%
State tax benefit net of federal tax      (51,000)      -3.5%       (18,000)      -2.3%        (111,000)      -3.7%
Tax asset valuation reserve               618,000       41.9%       324,000       42.2%       1,289,000       43.4%
                                      -----------                 ---------                 -----------
Total tax benefit                      $       --                  $     --                  $       --
                                      ===========                 =========                 ===========

                       See notes to financial statements.

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

         Accrued expenses and other current liabilities consist of the following at:

                                             December 31,
                                       -------------------------
                                          2004          2003
                                       -----------   -----------

Professional fees                      $    34,677   $    15,000
Due to placement agent                      19,175          --
Payroll taxes                                3,872         3,160
Franchise taxes payable                      1,637         2,000
Sundry operating expenses                   16,400         4,525
                                       -----------   -----------
                                       $    75,761   $    24,685
                                       ===========   ===========

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

                       See notes to financial statements.

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
     These notes were offered to all accredited individuals, all but one whom are stockholders of the Company. The Company did not go out into the open market to solicit individuals to buy these notes

                       See notes to financial statements.

NOTE 6 - COMMON STOCK. (Continued)

     Initial Sale of the Company's Securities to the Public:

         The Company entered into an agreement with a placement agent to offer for sale to the public, on a best efforts basis, up to 20,000,000 units of the Company's securities to the public at a purchase price of $0.25 per unit. Through 2004, the Company has received $637,500 in gross proceeds from the sale of 2,550,000 units of securities to the public. Each unit consists of one share of the Company's common stock, one Class A warrant to buy a share of the Company's common stock at $.50 and two Class B warrants to each purchase one share of the Company's common stock for $1.00. The
     Company paid a placement agent commission of 8% of the proceeds ($51,000)
     of all the units placed by the placement agent and a non-accountable expense allowance of 3% of the proceeds ($19,125) of all the shares placed by the placement agent which were charged to Additional paid-in capital.
     The expense allowance was not paid at December 31, 2004 and is included in accrued expenses. Upon the sale of the units deferred offering costs of
     $231,134 were charged to additional paid-in capital. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up 1,600,000 units at a purchase price of $.3125 per unit which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one unit for every 12.5 units sold by the placement agent. At December 31, 2004, the placement agent has not has not been issued nor has it exercised the
     204,200 placement agent warrants that it is entitled to receive. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. Through February 15, 2005, another
     360,000 units were sold for proceeds of $82,800, net of the 8% commission.

NOTE 7 - COMMITMENTS AND CONTINGENCIES.

     (b) Sponsored Research and License Agreements.

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

                       See notes to financial statements.

         In January 2004, the Company entered into a second sponsored research agreement, as amended, with WMC for three years ending in October 2007. The
     Company has agreed to sponsor research in other uses of certain oncological technologies for an aggregate of $1,000,000, of which $75,000 was paid in
     July 2004, and $112,500 was payable in November 2004 of which $40,000 was not paid at December 31, 2004 and is included as a liability on the accompanying financial statements at December 31, 2004. On March 1, 2005 the agreement was amended for the remaining balance to be paid as follows:
     $40,000 on May 1, 2005, $187,500 in July 2005, $312,500 in December 2005
     and $312,500 in December 2006. The Company, in return for its research funding, received a first right of refusal to acquire a royalty-bearing license to market the technology developed by the researchers.

NOTE 7 - COMMITMENTS AND CONTINGENCIES. (Continued)

     (a) Sponsored Research and License Agreements. (Continued)

         Under the License Agreement, the Company is required to pay a portion of any costs associated with obtaining patents on the technology derived from the research. In order for the Company to maintain its exclusive license arrangement, as amended, the Company must make additional payments when and if certain milestones are achieved. The milestones and the amounts due are as follows:

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

         The amended license agreement required non-refundable initial payments of $50,000 in 2002 for the cancer therapeutic technology license and
     $50,000 paid in 2004 for the HIV license. The term of the license extends up to the expiration date of any patent granted from the R&D technology.
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

         Although it is impractical to predict when, or if, each of the milestones may be achieved, it is likely that FDA approval, if it is ever achieved, will not occur until at least 2011. The Company has

                       See notes to financial statements.

     committed to Cornell to spend an aggregate of $10,000,000 by December 31,
     2008 for the development of the technology.

     (c) Lease:

         The Company and a corporation controlled by the lead researcher employed by WMC to undertake the sponsored research have entered into an arrangement whereby the Company is entitled to use the researcher's apartment in New York City for $1,500 per month through July 2004. The arrangement provides for automatic yearly renewals. The researcher has agreed to credit the company for its use fee any and all furnishings the company purchases for use in the apartment. The Company in 2004 and 2003 acquired $6,387 and $45,494 of furnishings and improvements to the apartment and received a credit from the owner of $18,000 and $9,000, respectively, for fiscal 2004 and 2003. At December 31, 2004 and 2003, the balance of the furnishings costs was included in deferred rent.

         Commencing in March 2004, the Company also occupies office space in
     Stamford, Connecticut for $350 per month. The office is leased from a corporation whose CEO is the Company's Chairman on an annual basis. The lease term is one year and shall automatically renew for one year terms unless terminated in writing by either party. Rent charged to operations in
     2004 was $3,150.

                       See notes to financial statements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES. (Continued)

     (d) Employment and Consulting Agreements:

         The Company has an employment agreement with its CEO and a consulting
     Agreement with its Chairman. See Note 3. The Company also has a consulting agreement with the chief research investigator whereby the investigator receives $1,000 per day for attendance at meetings that management requires his presence. In fiscal 2004, 2003, and 2002 the investigator was paid
     $7,000, $3,000 and $5,000 respectively.

NOTE 8 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The Company's quarterly financial data for the years ended December 31,
     2004 and 2003 follow below.

                                        1st Quarter      2nd Quarter     3rd Quarter     4th Quarter

     December 31, 2004:
     ------------------
     Net loss                              ($280,250)       ($329,277)      ($620.998)      ($245,864)
                                        ============      ===========     ===========     ===========

     Loss per share                            ($.00)           ($.00)          ($.00)         ($0.00)
                                        ============      ===========     ===========     ===========

     Shares used in computation         283,522,2228      283,650,000     283,785,435     285,448,478
                                        ============      ===========     ===========     ===========

     December 31, 2003:
     ------------------
     Net loss                               ($32,023)       ($278,374)      ($444,311)       ($12,458)
                                        ============      ===========     ===========     ===========

     Loss per share                            ($.00)           ($.00)          ($.00)          ($.00)
                                        ============      ===========     ===========     ===========

     Shares used in computation          268,607.778      270,866,522     280,933,478     283,150,000
                                        ============      ===========     ===========     ===========

                       See notes to financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer/Chief Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this Annual Report on Form 10-KSB. He has, within the 90 days prior to the date of this report, carried out an evaluation, under the supervision and with the participation of the Company's management, including Robert M. Cohen, the
Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Robert M. Cohen concluded that the
Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

     Pursuant to the Company's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     The Company's internal controls and procedures also have been, and will in the future continue to be, reviewed by the Company's independent accountants in connection with their audit work.

THERE WERE NO SIGNIFICANT CHANGES IN COMPANY'S INTERNAL CONTROLS OR IN OTHER
FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE
OF THE CEO/CFO MOST RECENT EVALUATION.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The Company has a board of directors comprised of 3 members. Each director holds office until the next annual stockholders meeting or until a successor is duly elected or appointed. The members of the Company's board of directors and its executive officers are:

--------------------------------------------------------------------------------
Name                    Age       Position
--------------------------------------------------------------------------------
Robert M. Cohen          44       Director, President, Chief Executive Officer,
                                  Chief Financial Officer and Secretary
--------------------------------------------------------------------------------
Joel San Antonio         52       Chairman of the Board
--------------------------------------------------------------------------------
William Tweed            65       Director
--------------------------------------------------------------------------------

Robert M. Cohen
---------------

     Mr. Cohen has served as the President and Secretary since the company's inception in 2001 and Chief Executive Officer and Chief Financial Officer since
February 2004. In 1987, Mr. Cohen founded Robert M. Cohen & Co. Inc., a full-service stock brokerage firm, and served as President from the company's inception through December 2003. Mr. Cohen founded Homerun USA, a private chain of indoor batting cages, and serves as Chairman of the Board.

Joel San Antonio
----------------

     Mr. San Antonio has served as Chairman of the Board since the company's inception in 2001. Mr. San Antonio began his entrepreneurial career as co-founder of a business in the women's fashion industry. In 1983, he and his partner exited the fashion industry and founded Warrantech Corporation, a third party administrator of service contracts and extended warranty programs. The company went public in 1984 and, in September 1997, was recognized by Fortune
Magazine as one of the "100 Fastest Growing Companies in America". Today, Mr.
San Antonio serves as Chairman of the Board and Chief Executive Officer of
Warrantech Corporation and each of its operating subsidiaries. In addition, he was a founder of Corniche Group, Inc., a provider of insurance products and services, and served as a director from May 1998 through September 1999. He also serves as a Director of SearchHelp, Inc., a start-up company that provides services to small businesses, institutions, organizations and individuals in smaller communities throughout the United States, and as Chairman of the Board of MedStrong International Corporation, a company that provides medical information online. In 1998, Mr. San Antonio was a national finalist in Ernst &
Young's "Entrepreneur of the Year" program following his recognition as
"Entrepreneur of the Year" in financial

services for E & Y's Northeast Region. He is a member of the Metropolitan Museum of Art and is also involved in a variety of philanthropic and charitable activities.

William Tweed
-------------

     Mr. Tweed has been a director of the company since January 2004. Mr. Tweed is a founder of Warrantech Corporation, a third party administrator of service contracts and extended warranty programs, and has been a director of Warrantech from its inception. Prior to his retirement from Warrantech in April 1998, he served as Executive Vice President of European Operations, and, at various times, as the President, Vice President and Secretary of Warrantech.

ITEM 10. EXECUTIVE COMPENSATION

                                                              Long-term Compensation Awards
                                Annual Compensation          Securities Underlying Options ($)
                                -------------------          ---------------------------------
Name                          Salary($)          Bonus($)
----                          ---------          --------

Robert M. Cohen              $25,000(1)            (2)                    0
Joel San Antonio                  0 (3)             0                     0

(1) Mr. Cohen is entitled to receive $250,000, plus an automobile expense allowance of $12,000 per year, beginning January 1, 2004. At December 31, 2004,
$225,000 of Mr. Cohen's salary was not paid.

(2) Mr. Cohen will also receive a cash incentive bonus equal to 1% of the
Company's after-tax net income per year beginning January 1, 2004.

(3) Mr. San Antonio did not receive any compensation in 2003. Mr. San Antonio is entitled to receive a fee of $120,000 for his consulting services, plus an automobile expense allowance of $12,000 per year, beginning January 1, 2004. At
December 31, 2004, Mr. San Antonio is owed $120,000 for his consulting services and $3,000 for his allowance.

EMPLOYMENT AND CONSULTING AGREEMENTS

     In January 2004, the Company entered into a 5-year employment agreement with Robert M. Cohen. The employment agreement provides for a base salary of
$250,000 per year and an automobile expense allowance of $12,000 per year. Mr.
Cohen will also receive a cash incentive bonus equal to 1% of the Company's after-tax net income per year. Upon the expiration of the term, the agreement will automatically renew for successive periods of one year each unless either party gives the other written notice of non-renewal not less than 90 days prior to the expiration of the renewal term.

     The agreement may be terminated by the Company for a good cause upon written notice and may be terminated by Mr. Cohen upon a breach by the Company of the agreement or upon a change in control in the Company. The Company may also terminate Mr. Cohen if the Company does not have good cause, but the
Company then is required to pay Mr. Cohen's compensation package for the remainder of the 5-year term. In addition, the Company may terminate Mr. Cohen's employment upon his disability with 30 days prior written notice or upon his death.

     During the 30 days following a termination of Mr. Cohen's employment with the Company, except if the agreement is terminated because a change in control or the Company breaching the agreement the Company has the option to deliver Mr.
Cohen a written notice of the Company's election to invoke a covenant not to compete. As consideration for the covenant not to compete, the Company will issue to Mr. Cohen 1,000,000 shares of its common stock.

     In January 2004, the Company entered in to a consulting agreement with Joel
San Antonio in which Mr. San Antonio will assist senior management in identifying opportunities and developing strategies. Mr. San Antonio is also responsible for maintaining relations with Cornell, monitoring the progress of the licensed compound at the labs, inspecting the labs, meeting with scientists to discuss results and strategies in connection with the licensed compound, meeting with patent counsel to determine patient strategies globally and to negotiate license agreements and meeting with corporate counsel to negotiate sponsored research agreements. The consulting agreement provides for a consulting fee of $120,000 per year and an automobile expense allowance of
$12,000 per year. The Company may terminate the agreement at any time. Mr. San
Antonio may terminate upon written notice not less than 30 days prior to the effective date of such termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

     The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company's officers as a group, as well as certain other beneficial owners as of March 29,
2005. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these

individuals or is based on Schedules 13D, or amendments thereto, received by the
Company as filed with the Securities and Exchange Commission, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

--------------------------------------------------------------------------------

                                                 SHARES BENEFICIALLY OWNED(1)(2)
--------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                NUMBER              PERCENT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Joel San Antonio (3)                                105,000,000          36.64%
--------------------------------------------------------------------------------
Robert M. Cohen(4)                                  100,000,000          34.90%
--------------------------------------------------------------------------------
William Tweed(5)                                      1,080,000           0.38%
--------------------------------------------------------------------------------
All current directors and executive  officers of    206,080,000          71.92%
the Company as a group (3 persons)
--------------------------------------------------------------------------------

(1) Beneficial ownership is determined in accordance with rules of the
Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owed.

(2) The number and percentage of shares beneficially owned are based on
286,560,000 shares of common stock issued and outstanding as of March 29, 2005.
None of the above listed people have the right to acquire beneficial ownership of any share of the Company's common stock within 60 days after the date of this
Annual report on Form 10-KSB.

(3) Mr. San Antonio's address is c/o Marc Pharmaceuticals, Inc., 350 Bedford
Street, Stamford, CT 06901.

(4) Mr. Cohen's address is c/o Marc Pharmaceuticals, Inc., 350 Bedford Street,
Stamford, CT 06901.

(5) Mr. Tweed's address is c/o Marc Pharmaceuticals, Inc., 350 Bedford Street,
Stamford, CT 06901.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert M. Cohen and Joel San Antonio are the promoters of the Company.

     On July 18, 2002, in consideration for a loan, the Company issued a promissory note to Joel San Antonio, the Chairman of the Board of the Company,
in the principal amount of $350,000, bearing interest at the rate of 15% per annum. The note matured on August 17, 2002 and the maturity date was extended various times and currently has a maturity date of September 30, 2005. As consideration for the extension of the note on one occasion the Company issued
Mr. San Antonio 5,000,000 shares of its common stock. No additional consideration was granted for the additional extensions. The Company repaid
$225,000 of this loan.

     On July 30, 2001 William Tweed one of the Company's board members, acquired, as one of the Company's founding stockholders, 100,000 shares of the
Company's stock for $.0001 per share. On June 27, 2003 Mr. Tweed and his wife purchased in the second private offering 300,000 shares of the Company's common stock for $15,000 and on July 16, 2003 Mr. Tweed purchased an additional 200,000 shares of the Company's common stock for $10,000, of which he gifted 20,000 shares to his grandson and as to which he disclaims beneficial ownership. In
January 2004, the Company issued Mr. Tweed 500,000 shares of its common stock as an inducement to join the Board of Directors. The fair value of the shares issued was $125,000.

     On March 8, 2004 the Company entered into an Agreement of Use with
Warrantech Corporation to lease a portion of office space at 350 Bedford Street,
Stamford, Connecticut 06901. The Company's Chairman of the board of directors,
Joel San Antonio, is the Chief Executive Officer and Chairman of the board of directors of Warrantech Corporation and the Company's board member William Tweed is a board member of Warrantech Corporation.

     In 2002 and 2001, Robert M. Cohen, the Company's President, Chief Executive
Officer, Chief Financial Officer and Secretary, controlled Robert M. Cohen &
Co., Inc., a corporate placement agent, which placed the Company's two private offerings of the Company's common stock to accredited investors. Robert M. Cohen
& Co., Inc. received $9,500 in 2001, $25,000 in 2002, $70,950 in 2003 $0 in 2004
in commissions and fees for its services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.       Description of Exhibit
--------------------------------------------------------------------------------

3(i)              Articles of Incorporation of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the
                  Securities and Exchange Commission (File No. 333-113734)).

3(ii)             By-laws of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange
                  Commission (File No. 333-113734)).

4.1               Specimen Common Stock Certificate of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the
                  Securities and Exchange Commission (File No. 333-113734)).

4.2               Specimen Class A Warrant Certificate of the Company
                  (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No.
                  333-113734)).

4.3               Specimen Class B Warrant Certificate of the Company
                  (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No.
                  333-113734)).

10.1              Employment Agreement dated January 1, 2004, by and between the
                  Company and Robert M. Cohen (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and
                  Exchange Commission (File No. 333-113734)).

10.2              Sponsored Research Agreement, dated June 19, 2002, by and
                  between the Company and Weill Medical College of Cornell
                  University (incorporated herein by reference to the Company's
                  Form SB-2 filed with the Securities and Exchange Commission
                  (File No. 333-113734)).

10.3              Sponsored Research Agreement dated January 21, 2004, by and between the Company and Weill Medical College of Cornell
                  University (incorporated herein by reference to the Company's
                  Form SB-2 filed with the Securities and Exchange Commission
                  (File No. 333-113734)).

10.4              Exclusive License Agreement dated June 19, 2002, by and
                  between the Company and Cornell Research Foundation, Inc.
                  (incorporated herein by

                  reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 333-113734)).

10.5              Form Lock-Up Agreement between the Company and the non-public stockholders (incorporated herein by reference to the
                  Company's Form SB-2 filed with the Securities and Exchange
                  Commission (File No. 333-113734)).

10.6              Schedule 10.6 identifying lock-up agreements that are
                  substantially similar to Exhibit 10.5 in all material respects except to the parties thereto and the amount of shares of
                  common stock of the company that are locked up (incorporated herein by reference to the Company's Form SB-2 filed with the
                  Securities and Exchange Commission (File No. 333-113734)).
                  10.7 Consulting Agreement dated September 1, 2002, by and
                  between the Company and Dr. Brij B. Saxena (incorporated
                  herein by reference to the Company's Form SB-2 filed with the
                  Securities and Exchange Commission (File No. 333-113734)).

10.7              Consulting Agreement dated September 1, 2002, by and between the Company and Dr. Brij B. Saxena (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 333-113734)).

10.8              Consulting Letter Agreement dated January 1, 2004, by and
                  between the Company and Joel San Antonio (incorporated herein by reference to the Company's Form SB-2 filed with the
                  Securities and Exchange Commission (File No. 333-113734)).

10.9              Specimen Promissory Note for Loan to the Company(incorporated herein by reference to the Company's Form SB-2 filed with the
                  Securities and Exchange Commission (File No. 333-113734)).

10.10             Schedule 10.10 identifying promissory notes that are
                  substantially similar to Exhibit 10.9 in all material respects except to the parties thereto, the date of the note and the amount of the loan (incorporated herein by reference to the
                  Company's Form SB-2 filed with the Securities and Exchange
                  Commission (File No. 333-113734)).

10.11             Promissory Note in favor of Joel San Antonio dated July 18,
                  2002, as amended (incorporated herein by reference to the
                  Company's Form SB-2 filed with the Securities and Exchange
                  Commission (File No. 333-113734)).

10.12             Agreement of Use, dated March 8, 2004, by and between the
                  Company and Warrantech Corporation (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 333-113734)).

10.13             First Amendment to Exclusive License Agreement by and between the Company and Cornell Research Foundation, Inc. dated July
                  30, 2004 (incorporated herein by reference to the Company's
                  Form SB-2 filed with the Securities and Exchange Commission
                  (File No. 333-113734)).

10.14             Letter Agreement by and between the Company and Weill Medical
                  College of Cornell University dated July 9, 2004 (incorporated herein by reference to the Company's Form SB-2 filed with the
                  Securities and Exchange Commission (File No. 333-113734)).

10.15             Warrant Agreement, dated August 12, 2004, between the Company and American Stock Transfer and Trust Company (incorporated herein by reference to the Company's Form SB-2 filed with the
                  Securities and Exchange Commission (File No. 333-113734 )).

10.16             Placement Agent Registration Rights Agreement, dated August
                  12, 2004, between the Company and Hudson Securities, Inc.
                  (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No.
                  333-113734)).

10.17             Form of Placement Agent Warrant (incorporated herein by
                  reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 333-113734 )).

10.18             Letter Agreement by and between the Company and Weill Medical
                  College of Cornell University dated March 1, 2005.

10.19             Specimen Allonge to Promissory Note for Loan to the Company.

10.20             Schedule 10.20 identifying allonges to promissory notes that are substantially similar to Exhibit 10.19 in all material respects except to the parties thereto, the date of the
                  extension of the maturity date of the note and the amount of the loan.

32.1              Certification Of Chief Executive Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 of The
                  Sarbanes-Oxley Act of 2002.

99.1              Certification of Chief Financial Officer and Chief Executive
                  Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

     NONE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:                Year ended December 31, 2004       $60,000

                           Year ended December 31, 2003       $ 0

Audit Related Fees:        Year ended December 31, 2003       $ 0

EXHIBIT INDEX
-------------

-------------------------------------------------------------------------------------------------------------
Exhibit Number                                      Description                                     Page
-------------------------------------------------------------------------------------------------------------

     10.18         Letter Agreement by and between the Company and Weill Medical College of          58
                   Cornell University dated March 1, 2005
-------------------------------------------------------------------------------------------------------------
     10.19         Specimen Allonge to Promissory Note for Loan to the Company.                      60
-------------------------------------------------------------------------------------------------------------
     10.20         Schedule 10.20 identifying allonges to promissory                                 61
                   notes that are substantially similar to Exhibit 10.19
                   in all material respects except to the parties
                   thereto, the date of the extension of the maturity
                   date of the note and the amount of the loan.
-------------------------------------------------------------------------------------------------------------
      32.1         Certification Of Chief Executive Officer Pursuant To 18 U.S.C.  Section 1350,     62
                   As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
-------------------------------------------------------------------------------------------------------------
      99.1         Certification of Chief Financial Officer  and Chief Executive Officer             63
                   Pursuant to 18 U.S.C. Section 1350
-------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marc Pharmaceuticals, Inc.
--------------------------
(Registrant)

By: /s/Robert M. Cohen
    ------------------
       Robert M. Cohen, Chief Financial Officer
       (Chief Executive Officer and President)

Date: March 29, 2005
      --------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                     Date
----                       -----                     ----

/s/ Joel San Antonio       Director                  March 29, 2005
--------------------
    Joel San Antonio

/s/ William Tweed          Director                  March 29, 2005
-----------------
    William Tweed

