Form 10QSB
period 2005-03-31
MARC PHARMACEUTICALS INC
filed 2005-05-16
CIK 1179438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------

                                   FORM 10-QSB

[ X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
The outstanding number of each type of the issuer's securities as of May 13,2005 is (i) 287,310,000 shares of Common Stock, par value $.0001 (ii) 2,910,000 Class
A Warrants to acquire common shares and (iii) 5,820,000 Class B Warrants to acquire common shares.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                    I N D E X
                                    ---------

                                                                                                    Page No.
                                                                                                    --------

         FINANCIAL STATEMENTS:

           Balance Sheets as at March 31, 2005 (Unaudited) and December 31, 2004                        3

           Statements of Operations
             For the Three months Ended March 31, 2005 and, 2004 and Cumulative
             For the Period from February 21, 2001 (Inception) to March 31, 2005 (Unaudited)            4

           Statements of Stockholders' Equity (Capital Deficiency)
             For the Three months Ended March 31, 2005 and, 2004 and Cumulative
             For the Period from February 21, 2001 (Inception) to March 31, 2005 (Unaudited)            5

           Statements of Cash Flows
             For the Three months Ended March 31, 2005 and, 2004 and Cumulative
             For the Period from February 21, 2001 (Inception) to March 31, 2005 (Unaudited)            6

           Notes to Financial Statements (Unaudited)                                                   7-17

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                              ASSETS
                                              ------

                                                      March 31,                December 31,
                                                        2005                       2004
                                                        ----                       ----
                                                     (Unaudited)

Current assets:
  Cash                                                 $ 17,290                  $ 40,136
  Prepaid insurance                                       3,875                     7,196
                                                       --------                  --------
        Total current assets                             21,165                    47,332

Other assets:
  Deferred rent                                          20,380                    24,880
                                                       --------                  --------

        Total assets                                   $ 41,545                  $ 72,212
                                                       ========                  ========

                          LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                          ------------------------------------------------

Current liabilities:
  Notes payable - stockholders                       $  700,000               $   700,000
  Sponsored research obligation                          40,000                    50,000
  Accrued expenses - related parties                    697,751                   581,071
  Accrued expenses and other current liabilities         97,658                    75,761
                                                     -----------             ------------
        Total current liabilities                     1,535,409                 1,406,832
                                                     -----------             ------------

Commitments and contingencies                                 -                         -

Stockholders' capital deficiency:
  Common stock - $.0001 par value
    Authorized - 750,000,000 shares
    Issued  and outstanding - 286,560,000 and            28,656                    28,620
       286,200,000, respectively
  Additional paid-in capital                          1,684,069                 1,604,005
  Deficit accumulated in the development stage        3,206,589)               (2,967,245)
                                                      -----------             ------------
        Total stockholders' capital deficiency        1,493,864)               (1,334,620)
                                                      -----------             ------------

        Total liabilities and stockholders'
          capital deficiency                         $   41,545               $    72,212
                                                     ==========               ===========

                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    Cumulative From
                                                    For the Three            For the Three         February 21, 2001
                                                     Months Ended            Months Ended           (Inception) to
                                                    March 31, 2005          March 31, 2004          March 31, 2005
                                                    --------------          --------------          --------------

Revenues                                                 $ -                     $ -                     $ -
                                                       --------                 -------               ---------

Operating expenses:
  Research and development                                 -                       -                  1,497,328
  Consulting fees - related party                        33,000                  30,000                 168,000
  Compensatory element of stock
    issuance to a director                                 -                    125,000                 125,000
  License costs                                            -                       -                    100,000
  Web site costs                                           -                       -                     28,000
  General and administrative (including
    related party expenses)                             172,942                 111,432                 798,233
                                                       --------                 -------               ---------
Total operating expenses                                205,942                 266,432               2,716,561
                                                       --------                 -------               ---------

Loss from operations                                   (205,942)               (266,432)             (2,716,561)
                                                       --------                 -------               ---------

Other (Income) expenses:
  Interest expense                                       33,438                  13,822                 491,813
  Interest income                                           (36)                     (4)                 (1,785)
                                                       --------                 -------               ---------
Total other expenses                                     33,402                  13,818                 490,028
                                                       --------                 -------               ---------

Net loss                                              ($239,344)              ($280,250)            ($3,206,589)

Per share data:
  Loss per share - basic and diluted                       ($ - )                  ($ - )
                                                            ====                    ====

Weighted average number of
  shares outstanding                                286,404,000             283,522,222
                                                    ===========             ===========

                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

             STATEMENTS OF STOCKHOLDERS' CAPITAL EQUITY (DEFICIENCY)

       FOR THE PERIOD FROM FEBRUARY 21, 2001 (Inception) TO MARCH 31, 2005

                                                                                         Deficit                        Total
                                                                                       Accumulated                   Stockholders'
                                                     Common Stock         Additional     in the          Stock          Equity
                                                ------------------------    Paid-In     Development  Subscriptions     (Capital
                                                    Shares      Amount      Capital       Stage       Receivable      Deficiency)
                                                ------------  ----------  -----------  ------------  --------------  -------------

 Balance at February 21, 2001 - Inception       202,700,000    $ 20,270   $         -  $          -   $  (20,270)     $          -

 Payment of common stock subscriptions                    -           -             -             -           40               140

 Compensatory element of common stock
   issued for services rendered                     450,000          45                                                         45

 Proceeds from sale of common stock              19,000,000       1,900        77,409                                       79,309

 Net loss for the period from Inception
   to December 31, 2001                                   -           -             -          (450)           -              (450)
                                                -----------    --------   -----------  ------------    ---------      ------------
 Balance at December 31, 2001                   222,150,000      22,215        77,409          (450)     (20,130)           79,044

 Payment of common stock subscriptions                    -           -                           -       20,130            20,130

 Proceeds from sale of common stock              41,810,000       4,181       179,029             -            -           183,210

 Net loss for the year ended
   December 31, 2002                                      -           -             -      (723,240)           -          (723,240)
                                                -----------    --------   -----------  ------------    ---------      ------------

 Balance at December 31, 2002                   263,960,000      26,396       256,438      (723,690)           -          (440,856)

 Proceeds from sale of common stock              14,190,000       1,419       637,131                                      638,550

 Compensatory element of common stock
   issued as payment of interest                  5,000,000         500       249,500                                      250,000

 Net loss for the year ended
   December 31, 2003                                      -           -             -      (767,166)           -          (767,166)
                                                -----------    --------   -----------  ------------    ---------      ------------

 Balance at December 31, 2003                   283,150,000       8,315     1,143,069    (1,490,856)           -          (319,472)

 Compensatory element of common stock
   issued for services rendered                     500,000          50       124,950                                      125,000

 Sale of securities                               2,550,000         255       335,986                                      336,241

 Net loss for the year ended December 31, 2004            -           -             -    (1,476,389)           -        (1,476,389)
                                                -----------    --------   -----------  ------------    ---------      ------------

 Balance at December 31, 2004                   286,200,000      28,620     1,604,005    (2,967,245)           -        (1,334,620)

 Sale of securities                                 360,000          36        80,064                                       80,100

 Net loss for the period ended March 31, 2005             -           -             -      (239,344)           -          (239,344)
                                                -----------    --------   -----------  ------------    ---------      ------------

 Balance at March 31, 2005 (Unaudited)          286,560,000    $ 28,656   $ 1,684,069  $ (3,206,589)  $        -      $ (1,493,864)
                                                -----------    --------   -----------  ------------    ---------      ------------

                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

      operating activities:
    Compensatory element of common
      stock issued for services                                                            125,000             125,045
    Compensatory element of common
      stock issued in payment of interest                                    -                -                250,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Prepaid expenses                                                    3,321              3,280              (3,875)
      Deferred rent                                                       4,500             (1,419)            (20,380)
      Accrued expense - related parties                                 116,681            178,253             697,752
      Sponsored research obligation                                     (10,000)              -                 40,000
      Accrued expenses and other current liabilities                     21,897             67,343              97,658
                                                                      ---------          ---------          ----------
  Total adjustments                                                     136,399            372,457           1,186,200
                                                                      ---------          ---------          ----------

Net cash provided by (used in) operating activities                    (102,945)            92,207          (2,020,389)
                                                                      ---------          ---------          ----------

Cash flows from financing activities:
  Proceeds from notes payable - stockholders                               -               200,000           1,150,000
  Repayments of notes payable - stockholders                               -              (100,000)           (450,000)
  Deferred registration costs                                              -              (128,494)              -
  Proceeds from sale of common stock                                     80,100               -              1,337,680
                                                                      ---------          ---------          ----------
Net cash provided by (used in) financing activities                      80,100            (28,494)          2,037,680
                                                                      ---------          ---------          ----------

Increase (decrease) in cash                                             (22,845)            63,713              17,291

Cash at beginning of period                                              40,136              3,105               -
                                                                      ---------          ---------          ----------

Cash at end of period                                                 $  17,291          $  66,818          $   17,291
                                                                      =========          =========          ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:
    Interest                                                          $    -             $    -             $    -
                                                                      =========          =========          ==========
    Taxes                                                             $    -             $     363          $    -
                                                                      =========          =========          ==========

Supplemental Schedules of Noncash
    Investing and Financing Activities:
  Common stock issued for services                                    $    -             $ 125,000          $  125,045
                                                                      =========          =========          ==========
  Common stock issued as payment for
     interest on note payable                                         $    -             $    -             $  250,000
                                                                      =========          =========          ==========

                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

NOTE 1  -  PLAN OF ORGANIZATION.

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
        Effective February 21, 2001 four persons were issued 450,000 shares of the Company's common stock for administrative services rendered. Since its inception through December 31, 2004, the Company has not generated any significant revenues and has not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a working capital deficiency of $1,514,244 and $1,359,500 at March 31, 2005 and
        December 31, 2004, respectively, and has incurred net losses of
        $239,344 and $280,250 for the three months ended March 31, 2005 and
        2004, respectively, and had an accumulated deficit of $3,206,589 at
        March 31, 2005.

                         These conditions raise substantial doubt about the
        Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to develop various pharmaceutical products to the point at which they may be sold. This plan necessarily means that it will be at least several years before the Company will generate sufficient revenues to cover all of its present and future costs and expenses. The Company's sources of cash to fund its operations have been the sales of its securities to accredited investors. Through 2004 the Company received
        $961,725 in proceeds (net of placement costs) from the sale of
        203,790,000 unregistered shares of its common stock to its original founding stockholders and 75,000,000 unregistered shares of its common stock to accredited investors in two private placements. In July 2002 the Company issued its $350,000 note payable to one of its directors as reimbursement for funds the director had paid on the Company's behalf for certain research and development costs. Through March 31,
        2005, $225,000 of this note was repaid. In November 2003 the Company commenced a private offering of up to $500,000 of its 20% interest bearing notes to accredited investors. The offering, which was scheduled to expire on February 3, 2004, was increased to $1,000,000 and was extended to February 29, 2004 and further extended until its termination on June 25, 2004. Through June 25, 2004, eleven notes aggregating $800,000 were sold of which $225,000 was repaid by March
        31, 2005.

                         In 2004 the Company contracted with a placement agent,
        on a best efforts basis, to sell up to 20,000,000 units of the
        Company's securities to the public at a purchase price of $0.25 per unit. Each unit consisted of one share of the Company's common stock, one Class A warrant to buy a share of the Company's common stock at
        $.50 and two Class B warrants to each purchase one share of the
        Company's common stock for $1.00. The Company paid the placement agent a commission of 8% of the proceeds of all the units placed by the placement agent and a non-accountable expense allowance of 3% of the proceeds of all the units placed by the placement

NOTE 1 - PLAN OF ORGANIZATION. (Continued)

        (a)   Organization and Presentation of Financial Statements: (Continued)

        agent. In addition to the placement agent's cash compensation, the
        Company has agreed that the placement agent will receive a warrant to purchase one unit for every 12.5 units sold by the placement agent at a purchase price of $.3125 per unit which will be exercisable for a period of 5 years. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant.
        Through March 31, 2004, the Company sold 2,910,000 units aggregating cash proceeds, after deducting the placement agent's 8% commission, of
        $669,300. The placement agent's 3% expense allowance of $21,825 has not been paid and is included in accrued expenses at March 31, 2005.

                         Since the Company has not generated revenues from its
        inception and since management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue to operate. Towards that end management in April
        2005 commenced a private placement of 2,750,000 shares of its unregistered common stock to accredited investors at $0.10 per share.
        Through May 9, 2005, eleven accredited investors purchased 750,000 shares for aggregate proceeds to the Company of $75,000.

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

                         Currently, the Company is the exclusive licensee of
        certain compounds for use towards the treatment of cancer as site directed chemotherapeutic agent that selectively attack only cancer cells through a specific delivery device depending on the organ in which the cancer is located in the body which have directed towards anti-HIV activity and which could be used either systemically as an
        AIDS therapy, or locally as a microbicide to prevent the sexual acquisition of HIV.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES.

        (a)   Basis of Presentation:

                         The accompanying financial statements have been
        prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

        (b)   Revenue Recognition:

                         Through March 31, 2005, the Company did not have any
        revenues and is in the development stage. The Company will recognize revenues in accordance with accounting principles generally accepted in the United States of America. Revenues from the sale of its products will be recognized when shipped to its customers. Royalties earned from the licensing of its products to other pharmaceutical entities will be recorded on a pro-rata basis over the life of the contract effectuating the royalty.

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

                         In January 2004, the Company entered into a second
        sponsored research agreement, as amended, with WMC for three years ending in October 2007. The Company has agreed to sponsor research in other uses of certain oncological technologies for an aggregate of
        $1,000,000 - of which $75,000 was paid in July 2004, and $112,500 was payable in November 2004 of which only $62,500 was paid at December
        31, 2004 and $10,000 was paid in January 2005. The unpaid balance due under the terms of the contract is included as a liability on the accompanying financial statements. On March 1, 2005 the agreement was amended for the remaining balance to be paid as follows; $40,000 on
        May 1, 2005, which was paid, $187,500 in July 2005, $312,500 in
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

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES. (Continued)

        (d)   Sponsored Research and Development Costs: (Continued)

                         Although the pro rata amortization of the entire R&D
        cost is less than the amounts paid in fiscal 2002, 2003, 2004 and
        2005, management, because there is no evidence that the R&D will result in a commercially viable product, has charged the entire scheduled payments to operations at the earlier of when paid or scheduled to be paid. If the R&D was charged to operations ratably, the net loss and R&D expense in 2002 would be reduced by $250,000 with an increase in prepaid expenses, working capital, total assets and stockholders' equity of $250,000. In each of fiscal 2004 and 2003, there would be no effect to the results of operations but the prepaid expenses, working capital, total assets and stockholders' equity would be increased by the same $250,000. In the three months ended March 31,
        2005 and 2004, the effect of pro rata amortization would be charge to operations of $187,500 and $93,750, respectively; and working capital, total assets and stockholder's equity would be increased by $62,500 at
        March 31, 2005.

                         Each of the license agreements provides the Company
        with an exclusive license to the technology developed under the research and development agreement. The Company paid an initial license fee of $50,000 in fiscal 2002 for the first research license and $50,000 in 2004 for the second research license. As there is no evidence that any technology developed from the research will be commercially viable, management charged the initial payments to operations in the period paid. The license agreements require additional payments upon the attainment of certain milestones - e.g., initiation of clinical trials and FDA or equivalent approval of products developed. If all milestones are attained, then the Company would be required to pay an aggregate of $2,187,500 for the licenses.
        Additionally, the agreements require the Company to reimburse WMC for certain costs incurred in obtaining patents for any technology developed through the sponsored research. Fees for patent attorneys of
        $52,146 in 2002 and $7,682 in 2003, $49,295 in 2004 and $13,871 and
        $1,030 in the three months ended March 31, 2005 and 2004,
        respectively, were charged to operations.

        (e)   Deferred Registration Costs:

                         Costs incurred in connection with the proposed initial
        sale of the Company's securities to the public of $231,134 have been offset against the proceeds from the sale of the securities and charged to additional paid-in capital.

        (f)   Recently Issued Accounting Pronouncements:

                         On December 16, 2004, the Financial Accounting
        Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and superseded APB Opinion No. 25.
        SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. The Company will be required to comply with SFAS No. 123(R)
        for all financial periods commencing after December 15, 2005.

                         Management believes the adoption of this pronouncement
        will not have a material impact on the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES. (Continued)

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

                                                  March 31,       December 31,
                                                    2005             2004
                                                    ----             ----

Notes Payable - Stockholders                        $700,000        $700,000
                                                    =========       ========

Accrued Expenses and other current Liabilities:
         Accrued salaries                           $277,500        $225,000
         Consulting fees                             153,000         127,000
         Professional fees                            17,930          17,683
         Interest                                    241,826         208,388
         Sundry operating expenses                     7,495           3,000
                                                    --------          -----
                                                    $697,751        $581,071
                                                    =========       ========

Total Related Party Liabilities                    $1,397,751     $1,281,071
                                                   ==========     ==========

        (a)   Notes Payable - Chairman:

                         In July 2002, a founding shareholder and the Chairman
        of the Company personally paid $350,000 to WMC on behalf of the
        Company in partial satisfaction of the Company's commitment to fund research under the sponsored research and development agreement. The
        Company issued this director its 15% interest bearing note payable on
        August 17, 2002. The director agreed to extend the due date initially to March 31, 2003, then to June 30, 2003, then to September 30, 2003, then to March 31, 2004, then to May 31, 2004 and currently to
        September 30, 2005. During 2004 and 2003, $150,000 and $75,000,
        respectively, of loan principal was repaid. In return for the director's extension of the note from March 31, 2003 to June 30, 2003, the Company issued this director 5,000,000 shares of its common stock whose fair value at the date of issuance was $250,000 which was charged to operations in 2003 as interest expense. The fair value of the shares issued was based upon the per share price which the Company was offering at that time to accredited investors through a private placement of its common stock. Interest expense charged to operations on this debt was $4,688 and $9,740 in the three months ended March 31,
        2005 and 2004, respectively. At March 31, 2005 and December 31, 2004, the director was owed accrued interest of $110,670 and $105,982, respectively, on this indebtedness which is included in the accompanying financial statements under the caption accrued expenses -
        related parties.

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
        Management of the Company offered the notes to only accredited individuals, all but one of whom were stockholders at the time they were offered these notes. Management did not seek investors outside of its own stockholders and a few other individuals who are longstanding business associates of the Company's officers. Management of the
        Company did not solicit any other person to buy these notes. Interest charged to operations during the three months ended March 31, 2005 and
        2004 was $28,750 an $4,068, respectively. Included in accrued expenses
        - related parties at March 31, 2005 and December 31, 2004 is unpaid interest on the notes of $131,156 and $102,406. During 2004 $125,000 of the notes was repaid.

        (c)   Legal Fees:

                         The Company's general and securities counsel is an
        original shareholder of the Company. During the period from inception to March 31, 2005, these attorneys rendered services aggregating
        $232,242. $36,460 of the total was charged to additional paid-in capital for legal services rendered in connection with the Company's private placements of its common stock. $75,226 is for legal services in connection with the Company's initial offering of its securities to the public. The remainder was for general corporate matters of which
        $15,247, $38,589, $7,603 and $51,243 was charged to operations in fiscal in 2005, 2004, 2003 and 2002, respectively. A portion, $11,841, of these legal fees was paid by a director of the Company who was subsequently reimbursed by the Company in September 2002. At March 31,
        2005 and December 31, 2004, unpaid fees aggregated $17,930 and
        $17,683, respectively, and are included in accrued expenses - related parties.

        (d)   Consulting Agreement:

                         The Company in January 2004 retained the services of
        its Chairman to assist senior management in identifying opportunities and developing strategies to enhance the Company's value through a five year consulting agreement. The Chairman will receive $120,000 annually for his services and a monthly car allowance of $1,000. At
        March 31, 2005 and December 31, 2004, the Chairman is owed $150,000 and $120,000, respectively, for his consulting services and $6,000 and
        $3,000 for his car allowance. These liabilities are included in accrued expenses - related parties at March 31, 2005 and December 31,
        2004.

        (e)   Placement Agent Fees:

                         The Company's president controlled a corporate
        placement agent which placed the Company's two private sales of its common stock to accredited investors. The placement agent firm received $9,500 in 2001, $25,000 in 2002, $70,950 in 2003 and $0 in
        2004 and 2005, in commissions and fees for its services.

NOTE 3 - RELATED PARTY TRANSACTIONS. (Continued)

        (f)   Lease:

                         The Company leases its Stamford, Connecticut premises
        from a corporation whose Chairman and CEO is the Company's Chairman.
        The lease commenced in March 2004 and is for one year which is automatically renewable for an additional one year term. Rental is
        $350 per month. During the three months ended March 31, 2005 rent charged to operations was $1,050 which remains unpaid at March 31,
        2005 and is included in accrued expenses - related parties. This lessor also charged the Company for office expenses of $821 during the current period of which $588 remains unpaid at March 31, 2005 and is included in accrued expenses - related parties.

        (g)   Employment Contract:

                         The Company entered into a four year employment
        contract with its CEO on January 1, 2004. The CEO is to be paid
        $250,000 annually, an automobile allowance of $12,000 annually plus all other benefits which are or will be provided to other executive officers and employees of the Company. Additionally, the CEO is to receive annually a cash incentive bonus equal to 1% of the after-tax net income of the Company as defined. At March 31, 2005 and December
        31, 2004, respectively, the CEO is owed $277,500 and $225,000 of his salary which is included in accrued expense - related parties. The CEO was paid in 2004 $15,530 in reimbursement of telephone costs and medical and disability insurance expenses he had previously paid on behalf of the Company.

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                         Accrued expenses and other current liabilities consist
        of the following at:

                                         March 31,            December 31,
                                            2005                 2004
                                            ----                 ----

Professional fees                          $67,157             $34,677
Due to placement agent                      21,825              19,175
Payroll taxes                                  317               3,872
Franchise taxes payable                      1,637               1,637
Sundry operating expenses                    6,722              16,400
                                           -------             -------
                                           $97,658             $75,761
                                           =======             =======

NOTE 5 - INCOME TAXES.

                         The Company does not have any currently payable or
        deferred federal or local tax benefit since its inception to March 31,
        2005. At March 31, 2005, the Company had federal and state net operating loss carry forwards amounting to approximately $2,605,000 available to reduce future taxable income, of which $633,000 expires in 2022, $700,000 expires in 2023, $1,033,000 expires in 2024 and
        $239,000 expires in 2025. The Company also has federal research and development tax credits aggregating $256,000 of which $90,000, $68,000 and $98,000 expire in 2022, 2023 and 2024, respectively. Management is unable to determine if the utilization of the future tax benefit is more likely than not to occur and, accordingly, the deferred federal and state tax assets of approximately $94,000 and $1,289,000 at March
        31, 2005 and December 31, 2004 have been fully reserved.

NOTE 5 - INCOME TAXES. (Continued)

        A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                                 For the Three Months Ended March 31,          Cumulative From
                                             -----------------------------------------         (Inception) To
                                                      2005                 2004                 March 31, 2005
                                             ---------------------     ----------------     --------------------------

Loss before income taxes                       ($239,344)             ($280,520)             ($3,206,589)
                                                --------               --------                ---------

Expected statutory tax benefits                  (81,000)    -34.0%     (95,000)  -34.0%      (1,090,000)     -34.0%
Research credit                                        -       0.0%           -     0.0%        (169,000)      -5.3%
State tax benefit net of federal tax             (13,000)     -5.4%     (18,000)   -6.4%        (124,000)      -3.9%
Tax asset valuation reserve                       94,000      39.4%     113,000    40.4%       1,383,000       43.1%
                                                --------               --------                ---------
Total tax benefit                               $      -               $      -               $        -
                                                ========               ========               ==========

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
        The Company received $5,115 in net proceeds from the sale of 810,000 shares of its common stock in 2002 and $638,550 in net proceeds from the sale of 14,190,000 shares of its common stock in 2003.

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

                         In April 2005 the Company commenced a private placement
        of up to 2,750,000 shares of its unregistered common stock to accredited investors at $0.10 per share. Through May 9, 2005, eleven investors have purchased an aggregate of 750,000 common shares for
        $75,000.

              Initial Sale of the Company's Securities to the Public:

                         The Company entered into an agreement with a placement
        agent to offer for sale to the public, on a best efforts basis, up to
        20,000,000 units of the Company's securities to the public at a purchase price of $0.25 per unit. Through February 15, 2005, the date the offering was terminated, the Company received $727,500 in gross proceeds from the sale of 2,910,000 units of securities to the public.
        Each unit consists of one share of the Company's common stock, one
        Class A warrant to buy a share of the Company's common stock at $.50 and two Class B warrants to each purchase one share of the Company's common stock for $1.00. The Company paid a placement agent commission of 8% of the proceeds ($58,200) of all the units placed by the placement agent and a non-accountable expense allowance of 3% of the proceeds ($21,825) of all the units placed by the placement agent which were charged to Additional paid-in capital. The expense allowance was not paid at March 31, 2005 and is included in accrued expenses. Upon the sale of the units, deferred offering costs of
        $231,134 were charged to additional paid-in capital. In addition to the placement agent's cash compensation, the Company agreed to give the placement agent warrants to purchase up to 1,600,000 units at a purchase price of $.3125 per unit which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one unit for every 12.5 units sold by the placement agent. At March 31, 2005, the placement agent has not been issued nor has it exercised the 204,200 placement agent warrants that it is entitled to receive. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant.

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

                         In January 2004, the Company entered into a second
        sponsored research agreement, as amended, with WMC for three years ending in October 2007. The Company has agreed to sponsor research relating to betulinol derivatives intended to be used to treat
        HIV/AIDS for an aggregate of $1,000,000, of which $75,000 was paid in
        July 2004, and $112,500 was payable in November 2004 of which $40,000 was not paid at December 31, 2004 and is included as a liability on the accompanying financial statements at December 31, 2004. On March
        1, 2005 the agreement was amended for the remaining balance to be paid as follows: $40,000 on May 1, 2005, $187,500 in July 2005, $312,500 in
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

NOTE 7 - COMMITMENTS AND CONTINGENCIES. (Continued)

        (a)   Sponsored Research and License Agreements. (Continued)

                         Although it is impractical to predict when, or if, each
        of the milestones may be achieved, it is likely that FDA approval, if it is ever achieved, will not occur until 2011. The Company has committed to Cornell to spend an aggregate of $10,000,000 by December
        31, 2008 for the development of the technology.

        (b)   Lease:

                         The Company and a corporation controlled by the lead
        researcher employed by WMC to undertake the sponsored research have entered into an arrangement whereby the Company is entitled to use the researcher's apartment in New York City for $1,500 per month through
        July 2004. The arrangement provides for automatic yearly renewals. The researcher has agreed to credit the company for its use fee any and all furnishings the company purchases for use in the apartment. The
        Company in 2004 and 2003 acquired $6,387 and $45,494 of furnishings and improvements to the apartment and received a credit from the owner of $4,500 for the three months ended March 31, 2005 and 2004. At
        December 31, 2004 and March 31, 2005, the balance of the furnishings costs was included in deferred rent.

                         Commencing in March 2004, the Company also occupies
        office space in Stamford, Connecticut for $350 per month. The office is leased from a corporation whose CEO is the Company's Chairman on an annual basis. The lease term is one year and shall automatically renew for one year terms unless terminated in writing by either party. Rent charged to operations in 2005 was $1,050.

        (c)   Employment and Consulting Agreements:

                         The Company has an employment agreement with its CEO
        and a consulting Agreement with its Chairman. See Note 3. The Company also has a consulting agreement with the chief research investigator whereby the investigator receives $1,000 per day for attendance at meetings that management requires his presence. During the current three month period, $3,000 in consulting fees was charged to operations and included in accrued expenses at March 31, 2005. During the three months ended March 31, 2004, no fee was charged to operations. In fiscal 2004, 2003, and 2002 the investigator was paid
        $7,000, $3,000 and $5,000 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. Marc Pharmaceuticals, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor"
section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a)
the Company's products may not be proven to be safe or effective, (b) the FDA may not approve clinical trials for the products, (c) the Company will depend substantially upon the efforts of contracting parties who may not perform adequately for the Company's patent rights may not be sufficient to protect its products, (d) the Company may never earn a profit from its products, (e) the
Company may not be able to raise the necessary funds that are needed for the continued research and development of its products, (f) the Company's licenses require substantial performance on its part to remain effective, including the payment of substantial sums, if the Company loses its license, it could lose the right to develop and market the drugs covered by the license and (g) other groups may have developed similar inventions to those of the Company, and therefore, the Company may be at a competitive disadvantage.

         The Company is a development stage start-up pharmaceutical company focusing on the development and commercialization of innovative products for the treatment of debilitating diseases. Currently, the Company has exclusive licenses from Cornell Research Foundation, Inc. ("Cornell") under certain patent and patent applications covering compounds intended for use in treating cancer and in treating HIV and AIDS and methods for making and using such compounds.
One of the U.S. patent applications licensed from Cornell was granted as a U.S.
Patent by the U.S. Patent and Trademark Office on May 10, 2005. A second related
U.S. patent application is pending in the U.S. Patent and Trademark Office. The
U.S. Patent and Trademark Office has begun substantive examination of this application. The last response to the examination was sent January 28, 2005. It is not possible to predict the precise timetable for the entire examination of a
U.S. patent application. The U.S. Patent and Trademark Office web site
(WWW.USPTO.GOV) reports the average pendency of a patent application in the year
2003 was 26.7 months. There can be no assurance that any claims will be granted on the pending application. There are two counterpart European Patent applications related to these U.S. applications (licensed to us by Cornell). One of these has been granted as a European Patent. The other European Patent application is currently pending before the European Patent Office.
Additionally, three provisional patent applications have been filed at the U.S.
Patent and Trademark Office. These applications are directed to methods of targeting prostate tumors and treating prostate cancer using our candidate compounds and to conjugates of the candidate compounds. The Company presently intends to ask Cornell to convert these provisional patent applications into non-provisional U.S. patent applications in a timely fashion.

         Some of the compounds can be attached to an antibody to form a conjugate that selectively attaches only to cancer cells and does not attach to healthy cells, thereby permitting administration

of smaller quantities of active chemotherapeutic agents. Some of the compounds appear to be effective in treating HIV and could be used both systemically
(i.e., as a general whole body therapy) or as an AIDS therapy, or locally to inhibit the growth and transmission of HIV through sexual activity.

         The Company and its products are subject to comprehensive regulation by the U.S. Food and Drug Administration (FDA) in the United States and by
comparable authorities in other countries. The Company has not yet applied for, or received, approval from the FDA or any other of these authorities and, unless the Company receives such approvals, even if its compounds are both safe and effective, the Company will not be able to market its drugs.

         To date there have been some successful laboratory results. While there have been some indications that the Company's compounds may be effective in treating cancer and HIV and AIDS, the Company's compounds have not been proven effective in treating cancer or HIV or AIDS in humans or in preventing HIV or
AIDS in humans and the Company's compounds have not yet been proven safe for administration to human beings. No drug can be marketed in the United States without FDA approval. Applications must be made to the FDA for their approval.
The first step in the approval process is filing an institutional new drug application (IND). The Company has not yet filed an IND application for any of its products because they have not yet been able to achieve sufficient positive results for a product that the Company and its advisors deem to be commercially viable. The Company is in the process of conducting further tests to assemble information received for an IND application. The Company expects an IND application to be filed in 2006 for the cancer therapeutic if the required criteria can be achieved and if the Company has raised the necessary funds to complete its current program.

         The Company has a business plan, which involves the development of various pharmaceutical products to the point at which they may be sold in the
United States, which means that it will be at least several years before the
Company generate sales or revenues. During those years, the Company's development expenditures will likely exceed $10,000,000 for every product that it seeks to commercialize. The Company does not and will not have these funds available and, therefore, it is essential that the Company enter into some form of joint arrangements with established pharmaceutical companies or others to provide such financing capital.

FINANCING HISTORY

         To date, the Company has had no revenues and sales. The Company has financed its operations since inception primarily with the net proceeds received from private and public placements of debt and equity securities. Various private placements from inception through June 25, 2004 aggregated a total of
$1,150,000 in proceeds from notes payable (of which $450,000 was repaid). Net proceeds from the sale of its common stock through private placements was
$921,339.

         The Company filed with the Securities and Exchange Commission a
Registration Statement on Form SB-2 to raise $5,000,000 in an initial public offering for the sale of 20,000,000 units at a purchase price of $.25 per unit.
Each unit consisted of one share of common stock, one class A redeemable warrant to purchase a share of common stock at $.50 per share and two class B redeemable warrants to each purchase a share of common stock at $1.00 per share. The
Company offered the Units on a "best efforts" basis with no required minimum amount to be raised.

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

         The registration statement became effective on August 12, 2004. Through
February 15, 2005, the date the offering closed, the Company sold 2,910,000 units for $727,500 before placement agent commissions and nonaccountable expense allowance aggregating $80,025 of which $58,200 was paid to the placement agent.
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

         The Company's authorized capital stock consists of 750,000,000 shares of common stock, par value $.0001. Based on the number of shares of common stock outstanding as of May 9, 2005, a total of 287,310,000 shares of common stock are outstanding. This total does not include any shares of common stock issuable upon the exercise of either the class A redeemable warrants or the class B redeemable warrants.

         On July 18, 2002, in consideration for a loan, the Company issued a promissory note to Joel San Antonio, the Company's Chairman of the Board, in the
principal amount of $350,000, bearing interest at the rate of 15% per annum. The note matured on August 17, 2002 and the maturity date was extended various times and currently has a maturity date of September 30, 2005. As consideration for the extension of the note on one occasion the Company issued Mr. San Antonio
5,000,000 shares of the Company's common stock. No additional consideration was granted for the additional extensions. The Company repaid $225,000 of this loan.

         Commencing in November 2003 through June 2004, the Company borrowed
$800,000 for operations by issuing 11 promissory notes each bearing interest at a rate of 20% per annum, and each due with interest one year from the date issued. These notes were offered to all accredited individuals, all but one whom were the Company's stockholders at the time they were offered these notes. The
Company did not seek investors outside of its own stockholders and a few other individuals who are longstanding business associates of the Company's officers and directors. The Company repaid $225,000 of these loans as follows: one note for $25,000 was fully repaid without

interest and the interest was agreed to be paid by September 30, 2005; as to another note for $500,000, $200,000 was repaid and the balance and interest was agreed to paid by June 25, 2005. Maturity dates on the other notes that became due were extended until September 30, 2005.

CAPITAL REQUIREMENTS

         The Company had a working capital deficiency of ($1,359,500) and
($1,514,246) at December 31, 2004 and March 31, 2005, respectively, and it has incurred net losses of ($1,476,389) and ($239,344) for the year ended December
31, 2004 and the quarter ended March 31, 2005, respectively, and had an accumulated deficit of ($2,967,245) at December 30, 2004 and ($1,493,864) at
March 31, 2005.

         The Company's cash on hand at March 31, 2005 totaled $17,290. The
Company is in the development stage and has had no revenues since its inception.
The Company does not anticipate any revenues during fiscal year 2005. The
Company will need additional financing to meet its obligations and to continue its development program. See: "Twelve Month Operating Plan" below.

         The Company is exploring alternative sources of financing, including institutional and non-institutional debt, equity, which will be highly dilutive to the current stockholders, joint venture arrangements, governmental or private grants or a combination of any or all of the foregoing. No arrangements have been entered into.

         In the meantime, the Company began a best efforts offering to all accredited investors, in April 2005 for a maximum of 2,750,000 shares of its common stock at $.10 per share, a total of $275,000. If raised, the additional funds will allow the Company to continue to operate for the next 6 months. Even if the entire amount is raised, the Company will not have sufficient funds to carry out its immediate business plan and the Company will still need to raise additional funds in the next 12 months.

         TWELVE MONTH OPERATING PLAN

         The Company's plan of operation for the next twelve months depends, in part, upon two variables: (a) the amount of money available from the Company's financing sources and (b) the respective rate of success in the clinical testing of the Company's products.

         If the Company raises additional funds and continue to have positive results from its testing program, the Company intends, over the next twelve months, to increase its staff, arrange for permanent leased space, continue its clinical in vitro and animal testing, submit investigative new drug applications
(INDs) to the FDA for its products, perhaps begin Phase I human testing, and make all of the payments associated with these activities. In tabular form, the
Company expects to expend the following amounts for these purposes:

      a. Payments to Cornell                                     $500,000
      b. Patent expenses                                         $150,000
      c. Compensation for a chief financial officer
                  and consultants                                $200,000
      d. Expanded facility                                        $25,000
      e. Other expenses for testing, including payments to
                   Contract Research Organization              $1,350,000

      f. FDA expenses                                             $50,000
      g. Miscellaneous expenses                                  $100,000
                                                              -----------
              TOTAL                                            $2,375,000

         If the Company cannot raise these funds, the Company will suspend operations until the Company has the necessary capital. If the Company doe not raise the necessary capital by the time that additional expenditures must be made, the Company may lose its licenses or be unable to take its drugs to the
FDA.

         If the Company's testing results do not continue to demonstrate success, the Company may abandon one or both of its products or may delay the filing of one or both of the INDs. In any of those circumstances, the Company's planned expenditures would be reduced.

         It is also possible that the Company may identify an additional product candidate, although the Company is not projecting that event during these twelve months.

         The Company engaged an experienced drug development specialist, Dr.
Michael G. Palfreyman, as its Chief Scientific and Drug Development Advisor. He
will work closely with the Company scientists at Cornell Medical College and FDA approved Contract Research Organizations to advance the program with maximum efficiency through the FDA mandated regulatory process. To keep this consultant engaged and engage any additional consultants the Company will also be required to secure additional financing.

         The Company's principal investigator at Cornell reports that the cancer therapeutic has been tested exclusively in a simulated laboratory environment and in mice that are genetically bred so that they do not produce antibodies.
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

         Preliminary studies have shown that several of the Company's candidate compounds are effective for treating prostate cancer cells. These preliminary studies have shown that most prostate cancer cells are killed after 10 days of treatment. Additionally, no adverse effects on normal cells have been detected and the mice remain healthy during treatment with both normal and high doses of the drug. The Company has also formulated candidate compounds with various solubilizing agents, amino agents and peptides. These agents have increased solubility of the candidate compound in a pharmaceutically acceptable solvent and one study has shown an increased bioactivity. The ability to solubilize in a pharmaceutically acceptable solvent is an important property for a compound intended for administration to mammals as a pharmaceutical.

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
However, since funding has recently been provided to Cornell for the HIV research, it is likely that these steps will be taken at a slower pace.
Nevertheless, various testing procedures have been conducted at Cornell with respect to the HIV compound without any outside funding so the process will continue at an intermediate stage. If there is an IND filing for the HIV therapeutic it is not likely before 2007.

LONG-TERM PLAN

         The Company anticipates that expenditures for product development, research and general and administrative expenses and license payments with respect to the cancer therapeutic product will exceed $10,000,000 and with respect to the HIV product will also exceed $10,000,000. The Company is uncertain as to how long it will take for it to generate revenues, if any.
Subject to financing availability and positive test results, the Company anticipates that its cancer products will be submitted for an IND in 2006 and then clinical trials and approval from the FDA can take anywhere from 5 to 10 years. It may cost hundreds of millions of dollars to bring a new drug to the marketplace. The Company does not at this point believe that it will bring the technologies to market and anticipates that at some point the Company will either seek a joint venture partner to assist in commercialization of the technologies or the Company will sublicense the technologies to larger pharmaceutical companies. In the event either of these events occur and the technologies are commercialized, the Company will retain a certain interest in the products. Such interest can not be determined at this time, and, therefore, the Company is unable to set forth its exact interest in the technologies once the products are sold in the marketplace. Since the Company is uncertain at which point it will contract with a third party, if at all, it is uncertain of the amount of additional funds the Company will need in order to complete certain phases of the product's path to commercialization. Other products which the Company may acquire will involve the same process discussed in this paragraph.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Financial Officer/Chief Executive Officer is
primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. He has, within 90 days of the filing date of this report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and has determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a) EXHIBITS

          10.21 Consulting Agreement, dated April 1, 2005, between the Company and Michael G. Palfreyman.

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

Marc Pharmaceuticals, Inc.
------------------------------------------------------------------------------

(Registrant)

By: /s/ Robert M. Cohen
    -------------------
        Robert M. Cohen, Chief Financial Officer

Date: May 15, 2005
      ------------

Exhibits                                                             Page No.
-----------------------------------------------------------------------------
10.21    Consulting Agreement, dated April 1, 2005, between the Company and
         Michael G. Palfreyman.                                              26

31.1     Certification of Chief Financial Officer and Chief Executive        31
         Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1     Certification of Chief Financial Officer and Chief Executive        33
         Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

