Form 10QSB
period 2005-06-30
MARC PHARMACEUTICALS INC
filed 2005-08-22
CIK 1179438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------
                                   FORM 10-QSB

[X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                  For the quarterly period ended JUNE 30, 2005

[ ]   Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                  For the transition period from                to
                                                 --------------    -------------

                        Commission file number 333-113734

                           MARC PHARMACEUTICALS, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   13-4169954
   ----------------------------------             ---------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                 350 Bedford Street, Stamford, Connecticut 06901
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 352-8817
                                 --------------
                 Issuer's telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes X    No
                                                                   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 22, 2005, the issuer had outstanding (i) 288,160,000 shares of Common Stock, par value $.0001 per share;
(ii) 2,910,000 Class A Warrants to acquire shares of common stock; and (iii)
5,820,000 Class B Warrants to acquire shares common of stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                    I N D E X
                                    ---------
                                                                        Page No.
                                                                        --------

FINANCIAL STATEMENTS:

Balance Sheets as at June 30, 2005 (Unaudited) and December 31, 2004           3

Statements of Operations
  For the Six and Three Months Ended June 30, 2005 and 2004 and Cumulative
  For the Period from February 21, 2001 (Inception) to
  June 30, 2005 (Unaudited)                                                    4

Statement of Stockholders' Equity (Capital Deficiency)
  For the Six Months Ended June 30, 2005 and Cumulative For the Period
  From February 21, 2001 (Inception) to June 30, 2005 (Unaudited)              5

Statements of Cash Flows
  For the Six Months Ended June 30, 2005 and 2004 and
  From February 21, 2001 (Inception) to June 30, 2005 (Unaudited)              6

Notes to Financial Statements (Unaudited)                                   7-17

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET



                                    ASSETS
                                    ------
                                                                     June 30,    December 31,
                                                                       2005          2004
                                                                       ----          ----
                                                                   (Unaudited)

Current assets:
  Cash                                                                $ 4,141        $ 40,136
  Prepaid insurance                                                       554           7,196
                                                                    ------------  -----------
        Total current assets                                            4,695          47,332
                                                                    ------------  -----------
Other assets:
  Deferred rent                                                        15,880          24,880
                                                                    ------------  -----------

        Total assets                                                 $ 20,575        $ 72,212
                                                                    ============  ===========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------

Current liabilities:
  Notes payable - stockholders                                      $ 700,000       $ 700,000
  Sponsored research obligation                                     $    -             50,000
  Accrued expenses - related parties                                  810,597         581,071
  Accrued expenses and other current liabilities                      163,831          75,761
                                                                    ------------  -----------
        Total current liabilities                                   1,674,428       1,406,832
                                                                    ------------  -----------

Commitments and contingencies                                            -                -

Stockholders' capital deficiency:
  Common stock - $.0001 par value
    Authorized - 750,000,000 shares
    Issued  and outstanding - 283,650,000                              28,789          28,620
  Additional paid-in capital                                        1,808,932       1,604,005
  Deficit accumulated in the development stage                     (3,491,574)     (2,967,245)
                                                                    ------------  -----------
        Total stockholders' capital deficiency                     (1,653,853)     (1,334,620)
                                                                    ------------  -----------

        Total liabilities and stockholders'
          capital deficiency                                         $ 20,575        $ 72,212
                                                                    ============  ===========



                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                            Cumulative From
                                         For the Six      For the Six      For the Three    For the Three  February 21, 2001
                                        Months Ended      Months Ended     Months Ended     Months Ended    (Inception) to
                                        June 30, 2005    June 30, 2004     June 30, 2005    June 30, 2004    June 30, 2005
                                        -------------    -------------     -------------    -------------    -------------

Revenues                                      $  -            $   -              $ -              $ -              $ -
                                           ---------        ---------        ---------        ---------      -----------
Operating expenses:
  Research and development                       -                -                -                -          1,497,328
  Consulting fees - related parties           66,000           66,000           33,000           33,000          201,000
  Compensatory element of stock
    issuance to a director                       -            125,000              -                -            125,000
  License costs                                  -                -                -                -            100,000
  Web site costs                                 -                -                -                -             28,000
  General and administrative:
    Related parties                           53,191           30,415           28,806           15,208          200,650
    Other                                    337,576          208,867          189,019          115,642          815,408
                                           ---------        ---------        ---------        ---------      -----------
Total operating expenses                     456,767          430,282          250,825          163,850        2,967,386
                                           ---------        ---------        ---------        ---------      -----------

Loss from operations                        (456,767)        (430,282)        (250,825)        (163,850)      (2,967,386)
                                           ---------        ---------        ---------        ---------      -----------

Other (Income) expenses:
  Interest expense - related parties          67,618           43,567           34,180           29,745          525,993
  Interest income                                (56)              (9)             (20)              (5)          (1,805)
                                           ---------        ---------        ---------        ---------      -----------
Total other expenses                          67,562           43,558           34,160           29,740          524,188
                                           ---------        ---------        ---------        ---------      -----------

Net loss                                   ($524,329)       ($473,840)       ($284,985)       ($193,590)     ($3,491,574)
                                           =========        =========        =========        =========      ===========

Per share data:
  Loss per share - basic and diluted            ($ -)            ($ -)            ($ -)            ($ -)
                                                =====            =====            =====            =====

Weighted average number of
  shares outstanding                     286,850,132      283,586,111      287,296,264      283,650,000
                                         ===========      ===========      ===========      ===========


                       See notes to financial statements.

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

             STATEMENTS OF STOCKHOLDERS' CAPITAL EQUITY (DEFICIENCY)

       FOR THE PERIOD FROM FEBRUARY 21, 2001 (Inception) TO JUNE 30, 2005



                                                                                            Deficit                        Total
                                                                                           Accumulated                 Stockholders'
                                                         Common Stock          Additional    in the        Stock          Equity
                                                         ------------            Paid-In   Development  Subscriptions    (Capital
                                                     Shares          Amount      Capital      Stage       Receivable    Deficiency )
                                                     ------          ------      -------      -----       ----------    ------------

Balance at February 21, 2001 - Inception           202,700,000   $    20,270       $ -          $ -      ($   20,270)       $ -

Payment of common stock subscriptions                      -             -           -            -              140          140

Compensatory element of common stock
  issued for services rendered                         450,000            45                                                   45

Proceeds from sale of common stock                  19,000,000         1,900      77,409                                   79,309

Net loss for the period from Inception                     -
  to December 31, 2001                                     -             -           -           (450)           -           (450)
                                                   -----------   ----------- -----------  ------------         ---    ------------
Balance at December 31, 2001                       222,150,000        22,215      77,409         (450)       (20,130)      79,044

Payment of common stock subscriptions                      -             -           -         20,130         20,130

Proceeds from sale of common stock                  41,810,000         4,181     179,029          -              -        183,210

Net loss for the year ended

  December 31, 2002                                        -             -           -       (723,240)           -       (723,240)
                                                   -----------   ----------- -----------  ------------         ---    ------------
Balance at December 31, 2002                       263,960,000        26,396     256,438     (723,690)           -       (440,856)

Proceeds from sale of common stock                  14,190,000         1,419     637,131                                  638,550

Compensatory element of common stock
  issued as payment of interest                      5,000,000           500     249,500                                  250,000

Net loss for the year ended
  December 31, 2003                                        -             -           -       (767,166)           -       (767,166)
                                                   -----------   ----------- -----------  ------------         ---    ------------
Balance at December 31, 2003                       283,150,000        28,315   1,143,069   (1,490,856)           -       (319,472)

Compensatory element of common stock
  issued for services rendered (Unaudited)             500,000            50     124,950                                  125,000

Sale of securities                                   2,550,000           255     335,986                                  336,241

Net loss for the year ended December 31, 2004              -             -           -     (1,476,389)           -     (1,476,389)
                                                   -----------   ----------- -----------  ------------         ---    ------------
Balance at December 31, 2004                       286,200,000        28,620   1,604,005   (2,967,245)           -     (1,334,620)

Sale of securities (Unaudited)                       1,685,000           169     204,927      205,096
Net loss for the six months
   ended June 30, 2005 (Unaudited)                         -             -           -       (524,329)           -       (524,329)
                                                   -----------   ----------- -----------  ------------         ---    ------------
Balance at June 30, 2005 (Unaudited)               287,885,000   $    28,789 $ 1,808,932  ($3,491,574)         $ -    ($1,653,853)
                                                   ===========   =========== ===========  ============         ===    ============


                      See notes to financial statements

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Cumulative From
                                                           For the Six        For the Six      February 21, 2001
                                                          Months Ended        Months Ended       (Inception) to
                                                          June 30, 2005      June 30, 2004       June 30, 2004
                                                          -------------      -------------       -------------

Cash flows from operating activities:
  Net loss                                                ($  524,329)        ($  473,840)        ($3,491,574)
                                                          -----------         -----------         -----------
  Adjustments to reconcile net loss
      to net cash used in
      operating activities:
    Compensatory element of common
      stock issued for services                                   -               125,000             125,045
    Compensatory element of common
      stock issued in payment of interest                         -                   -               250,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Prepaid expenses                                          6,642               6,559                (554)
      Deferred rent                                             9,000               2,613             (15,880)
      Accrued expense - related parties                       229,526             305,678             810,597
     Sponsored research obligation                            (50,000)                -
      Accrued expenses and other current                          -                   -
         liabilities                                           88,070              71,401             163,831
                                                          -----------         -----------         -----------
  Total adjustments                                           283,238             511,251           1,333,039
                                                          -----------         -----------         -----------
Net cash used in operating activities                        (241,091)             37,411          (2,158,535)
                                                          -----------         -----------         -----------
Cash flows from financing activities:
  Proceeds from notes payable - stockholders                      -               775,000           1,150,000
  Repayments of notes payable - stockholders                      -              (150,000)           (450,000)
  Deferred registration costs                                     -              (137,828)                -
  Proceeds from sale of common stock                          205,096                 -             1,462,676
                                                          -----------         -----------         -----------
Net cash provided by financing activities                     205,096             487,172           2,162,676
                                                          -----------         -----------         -----------
Increase (decrease) in cash                                   (35,995)            524,583               4,141

Cash at beginning of period                                    40,136               3,105                 -
                                                          -----------         -----------         -----------
Cash at end of period                                     $     4,141         $   527,688         $     4,141
                                                          -----------         -----------         -----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:
    Interest                                              $       -           $       -           $       -
                                                          -----------         -----------         -----------
    Taxes                                                 $       -           $       363         $       363
                                                          -----------         -----------         -----------
Supplemental Schedules of Noncash
    Investing and Financing Activities:
  Common stock issued for services                        $       -           $   125,000         $   125,045
                                                          ===========         ===========         ===========
  Common stock issued as payment for
     interest on note payable                             $       -           $       -           $   250,000
                                                          ===========         ===========         ===========


                        See Notes to Financial Statements

                           MARC PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (Unaudited)

NOTE 1 PLAN OF ORGANIZATION

     (a) Organization and Presentation of Financial Statements:

Marc Pharmaceuticals, Inc. (the "Company") was incorporated in the State of
Delaware on February 21, 2001. Since its inception through June 30, 2005, the
Company has not generated any significant revenues and has not carried on any significant operations.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As shown in the accompanying financial statements, the Company, at June 30, 2005 and December 31, 2004, had a working capital deficiency of $1,669,733 and $1,359,500, respectively. For the six months ended June 30, 2005 and 2004, it had incurred net losses of $524,329 and
$473,840, respectively, and, at June 30, 2005, had an accumulated deficit of
$3,491,574. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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
The Company's sole source of cash to fund its operations have been public and private sales of its securities

Since the Company has not yet generated revenues and management does not anticipate that the Company will generate operating revenues in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue to operate. Accordingly, in April 2005, the Company commenced a private placement of 2,750,000 shares of unregistered common stock at a purchase price of $0.10 per share. As of August
11, 2005, an aggregate of 1,600,000 shares had been sold to twenty-five (25)
accredited investors for aggregate net proceeds to the Company of $160,000. In addition, as of August 16, 2005, the Company obtained short-term working capital financing aggregating $55,000.

There can be no assurance that the Company will be able to sell all 2,750,000 shares being offered or, that if sold, the proceeds together with the working capital financing, will provide the Company with sufficient funds to cover all of its present and immediately future costs and expenses.

The Company is currently negotiating with potential additional sources of financing, such as institutional and non-institutional debt and/or equity, joint venture arrangements, governmental funding or a combination of any or all of the foregoing. If there is an additional issuance of equity, the existing shareholders may be further diluted.

NOTE 1 PLAN OF ORGANIZATION (Continued)

     (b) Principal Business Activity:

The Company is a development stage company whose business is developing and commercializing innovative pharmaceutical products for the treatment of debilitating diseases. The Company and its products are subject to comprehensive regulation by the United States Food and Drug Administration (FDA) within the
United States and by comparable authorities in other countries. and by comparable authorities.

Management has no clinical experience in developing pharmaceuticals and is relying and intends to rely, in part, on academic and clinical research institutions to conduct and monitor various clinical trials. In addition, certain clinical trials will be conducted by government-sponsored agencies, the conduct of which will be dependent on government funding and participation, the
Company. Since the Company will have less control over government trials than those it sponsors, there can be no assurance that these trials will commence or be completed as planned.

Pursuant to two Sponsored Research Agreements between the Company and Weill
Medical College of Cornell University ("WMC") and a License Agreement, as
amended, with Cornell Research Foundation, Inc., a subsidiary of Cornell
University ("Cornell"), the Company has been granted the exclusive license to develop and market:

         o A medical compound which has certain derivatives that are directed towards (i) the treatment of cancer as a highly water-solible agent having low toxicity towards non-cancerous cells, (ii) the treatment of cancer as a site directed chemotherapeutic agent that selectively attacks only cancer cells through a specific delivery device depending on the site-directing agent, and
(iii) the treatment of HIV/AIDS as an anti-HIV activity which could be used either systemically as an AIDS therapy or locally as a bopcidal compouns for the inhibition of the sexual acquisition of HIV.

NOTE 2 SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

     (a) Basis of Presentation:

The accompanying unaudited financial statements as at and for the six and three months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the six and three months ended June 30, 2005 and 2004. The results of operations for the six and three

NOTE 2 SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES (Continued)

     (b) Basis of Presentation: (Continued)

months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2004 balance sheet was derived from the audited statements for the year ended December 31, 2004 included in the Company's Annual Report on Form
10-KSB File No. 333-113734 as filed with the Securities and Exchange Commission on March 31, 2005.

     (c) Revenue Recognition:

Since its inception, the Company, which is in the development stage, has not had any revenues. The Company will recognize revenues in accordance with accounting principles generally accepted in the United States of America. Revenues from sales will be recognized when products are shipped to customers. Royalties earned from licensing products to other pharmaceutical entities will be recorded on a pro-rata basis over the life of the license agreement.

     (d) Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

     (e) Deferred Registration Costs:

Costs incurred in connection with the sale of the Company's securities were offset against the proceeds from the sale of the securities.

     (f) Sponsored Research and Development Costs:

Sponsored research and development costs (R&D) are expensed at the earlier of when they are paid or when the R&D is performed. R&D costs to date have consisted of the minimum payments required under the two Sponsored Research
Agreements between the Company and WMC.

The first Sponsored Research Agreement was entered into as of June 19, 2002 and was to expire on June 18, 2005, but, pursuant to various amendments, including an amendment dated June 29, 2005, was extend until September 30, 2006. Under the agreement, the Company paid WMC an aggregate of $1,250,000 for research costs and associated overhead. In July 2002, 2003 and 2004, the Company paid WMC
$500,000, $375,000 and $375,000, respectively. As amended, the agreement requires the Company to make additional payments of $50,000 on each of October
1, 2005 and January 1, 2006, and of $75,000 on each of April 1 and July 1, 2006.

NOTE 2 SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES (Continued)

     (f) Sponsored Research and Development Costs: (Continued)

As of January 22, 2004, the Company and WMC entered into a second Sponsored
Research Agreement which has a three year term. An aggregate fee of $1,000,000 is payable to WMC under the agreement, of which $75,000 was paid in July 2004.
$112,500 was payable in November 2004, of which $62,500 was paid in 2004 and
$50,000 in 2005. On March 1, 2005, the agreement was amended to provide that the remaining balance of the fee would be payable $187,500 in July 2005 (of which
$50,000 was paid on August 16, 2005) and $312,500 in each of December 2005 and
2006. On August 1, 2005 the agreement was further amended to provide that the
July 2005 payment would be payable $50,000 on August 16, 2005 and $68,750 on each of September 16 and October 16, 2005.

The Company or WMC may cancel either Sponsored Research Agreement with prior notice. If cancelled, the Company would not be liable for any further payments but WMC would retain all amounts previously paid to meet its commitments to third parties involved in the R&D. Based upon budgets submitted by WMC's chief
R&D investigator, all funds paid to WMC to date have been committed for expenditure.

Because there is no evidence that the R&D conducted pursuant to the Sponsored
Research Agreements will result in commercially viable products, the entire scheduled payments to WMC have been or will be charged to operations at the earlier of when paid or scheduled to be paid even though the pro rata amortization of the entire R&D cost is less than the amounts paid in fiscal
2002, 2003 and 2004. If the R&D costs had been charged to operations ratably in each of fiscal 2004 and 2003, there would be no effect to the results of operations but the prepaid expenses, working capital, total assets and stockholders' equity would be increased by $250,000. In the three months ended
June 30, 2005 and 2004, the effect of pro rata amortization would be a charge to operations of $187,500 and $93,750, respectively, and in the six months ended
June 30, 2005 and 2004, the effect would be a charge to operations of $375,000 and $187,500, respectively. Stockholder's equity would be decreased by $125,000 at June 30, 2005.

The Sponsored Research Agreements also require the Company to reimburse WMC for certain costs incurred in obtaining patents for any technology developed as a result of the sponsored research. In 2004, fees for patent attorneys of $49,295 were charged to operations and, in the three and six months ended June 30, 2005, patent attorneys fees of $56,111 were charged to operations and are included in accrued expenses and other current liabilities at June 30, 2005.

Each Sponsored Research Agreements provides the Company with an exclusive license to the technology developed thereunder. The Company paid an initial license fee of $50,000 in fiscal 2002 for the first research license and $50,000 in 2004 for the second. As there is no evidence that any technology developed from the research will be commercially viable, these payments were charged to operations in the period paid. The agreements require additional payments upon the attainment of certain milestones - initiation of clinical trials and FDA or equivalent approval

NOTE 2 SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES (Continued)

     (f) Sponsored Research and Development Costs: (Continued)

of products developed. If all milestones are attained, the Company would be required to pay an aggregate of $2,187,500 for the licenses.

     (g) Recently Issued Accounting Pronouncements:

     In December 2003, the FASB issued Interpretation No. 46 (Revised)
"Consolidation of Variable Interest Entities" of Accounting Research Bulletin
No. 51, "Consolidated Financial Statements". This interpretation describes the circumstances under which a variable special purpose entity is to be consolidated with entities that do not have the characteristics of a controlling interest in the special purpose entity.

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

     (h) Earnings Per Share:

The Company adopted Statement of Financial Accounting Standards No. 128,
"Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing the net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing the net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive.

NOTE 3            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at:

                                      June 30,        December 31,
                                        2005             2004
                                        ----             ----

Professional fees                     $138,549         $34,677
Due to placement agent                  15,000          19,175
Payroll taxes                                -           3,872
Franchise taxes payable                    300           1,637
Sundry operating expenses                9,982          16,400
                                      --------         -------
                                      $163,831         $75,761
                                      ========         =======

     NOTE 4 RELATED PARTY TRANSACTIONS

Liabilities to related parties consist of the following:

                                                   June 30,    December 31,
                                                     2005          2004
                                                     ----          ----
Notes Payable - Stockholders                      $  700,000   $  700,000
                                                  ==========   ==========
Accrued Expenses and other current Liabilities:
         Accrued salaries                         $  308,000   $  225,000
         Consulting fees                             188,500      127,000
         Professional fees                            26,099       17,683
         Interest                                    276,006      208,388
         Sundry operating expenses                    11,992        3,000
                                                  ----------   ----------
                                                  $  810,597   $  581,071
                                                  ==========   ==========
Total Related Party Liabilities                   $1,510,597   $1,281,071
                                                  ==========   ==========

     (a) Notes Payable - Chairman:

In July 2002, Joel San Antonio, a founding shareholder and the Chairman of the
Board of Directors, advanced $350,000 to WMC on behalf of the Company in partial satisfaction of the Company's commitment under one of the Sponsored Research
Agreements. The Company reimbursed Mr. San Antonio by the delivery of a promissory note, due on August 17, 2002, bearing interest at the rate of 15% per annum. The due date was initially extended until March 31, 2003 and, subsequently, until June 30, 2003, September 30, 2003, March 31, 2004, May 31,
2004, December 31, 2004 and September 30, 2005. During the fourth quarter of
2003, the Company made a principal payment of $75,000.

In consideration of the extension of the agreement to extend due date from March
31, 2003 to June 30, 2003, the Company issued 5,000,000 shares of common stock to Mr. San Antonio. At the date of issuance, the shares had a fair value of
$250,000 which was charged to operations in 2003 as interest expense. The fair value of the shares issued was based upon the per share offering price in a private placement being conducted by the Company at that time.

NOTE 4 RELATED PARTY TRANSACTIONS (Continued)

     (a) Notes Payable - Chairman: (Continued)

During the six months ended June 30, 2004, the Company made principal payments to Mr. San Antonio aggregating $150,000. Interest expense of $9,479 and $26,865 in the six months ended June 30, 2005 and 2004, respectively, was charged to operations. At June 30, 2005 and December 31, 2004, accrued interest was
$115,461 and $105,982, respectively, which is included in the accompanying financial statements under the caption accrued expenses - related parties.

     (b) Notes Payable - Others:

Between November 2003 and June 2004, the Company conducted a private placement, to accredited investors only, of promissory notes having an aggregate principal amount of $1,000,000 bearing interest at the rate of 20% per annum due one year following their respective issuance dates. As of the offering termination date, eleven notes were issued in the aggregate principal amount of $800,000, of which
$225,000 was repaid in 2004. Interest charged to operations in respect of these notes during the six months ended June 30, 2005 and 2004 was $58,139 and
$16,689, respectively. Accrued interest at June 30, 2005 and December 31, 2004, of $160,546 and $102,406, respectively, is included in accrued expenses -
related parties. The noteholders agreed to extend the due date for all outstanding principal and interest until September 30, 2005.

     (c) Legal Fees:

The Company's general and securities counsel is an original shareholder of the
Company. During the period from inception to June 30, 2005, its fees aggregated
$255,110, of which $39,960 was for legal services rendered in connection with the private placement of the Company's securities, $75,226 was for legal services provided in connection with the Company's initial public offering, and the remainder of which was for legal representation in connection with general corporate matters.

Of these amounts, $39,960 was charged to additional paid-in capital, $34,915 was charged to operations in the six months ended June 30, 2005 and $38,589, $7,603 and $51,243 was charged to operations in fiscal 2004, 2003 and 2002, respectively. A portion, $11,841, of these legal fees was advanced by one of the
Company's directors who was reimbursed in September 2002. At June 30, 2005 and
December 31, 2004, unpaid legal fees aggregated $26,346 and $17,683, respectively, and are included in accrued expenses - related parties.

     (d) Placement Agent Fees:

Robert M. Cohen, the Company's President and Chief Executive Officer, controlled the corporate placement agent retained by the Company in connection two private placements of its securities. For its services, the placement agent received
$9,500 in 2001, $25,000 in 2002 and $70,950 in 2003 in commissions and fees.

NOTE 4 RELATED PARTY TRANSACTIONS (Continued)

     (e) Consulting Agreement:

In January 2004, the Company, pursuant to a consulting agreement having a five year term, retained the services of Joel San Antonio, Chairman of the Company's board of directors, to assist senior management in identifying opportunities and developing strategies to enhance the Company's value. The Chairman is entitled to receive $120,000 annually for his services and a monthly car allowance of
$1,000, of which $189,000 and $123,000 was outstanding at June 30, 2005 and
December 31, 2004, respectively. These liabilities are included in accrued expenses - related parties.

     (f) Lease:

In March 2004, the Company leased its Stamford, Connecticut premises for $350 per month from a company owned and controlled by Joel San Antonio, Chairman of the Company's board of directors. The lease has a one year term which is automatically renewable for an additional one year term. Rent charged to operations in the six months ended June 30, 2005 and 2004 was $2,100 and
[$1,400] [$1,050], respectively. At June 30, 2005, unpaid rent of $350 is included in accrued expense - related parties

     (g) Employment Contract:

On January 1, 2004, the Company entered into a four year employment contract with Robert M. Cohen, its Chief Executive Officer, pursuant to which he is annually entitled to a salary of $250,000, an automobile allowance of $12,000 and a cash incentive bonus equal to 1% of the Company's after-tax net income, as defined in the employment agreement. He is also entitled to all other benefits which are or will be provided to the Company's other executive officers and employees. At June 30, 2005 and December 31, 2004, the Mr. Cohen was owed salary in the respective amounts of $308,000 and $225,000 which is included in accrued expense - related parties. In June 2004, Mr. Cohen was reimbursed $15,530 for telephone and medical and life insurance expenses he had advanced on behalf of the Company.

NOTE 5 INCOME TAXES

From inception through June 30, 2005, the Company has not has, and does not have, any currently payable or deferred federal or local tax liabilities. At
June 30, 2005 and December 31, 2004, the Company had federal and state net operating loss carry forwards available to reduce future taxable income amounting to approximately $2,890,000 and $2,366,000, respectively, expiring
$633,000 in 2022, $700,000 in 2023, $1,033,000 in 2024 and $524,000 in 2025. The
Company also has federal research and development tax credits aggregating
$256,000 of which $90,000 $68,000 and $98,000 expire in 2022, 2023 and 2024, respectively. Management is unable to determine if the utilization of the future tax benefits is more likely than not to occur and, accordingly, the deferred federal and state tax assets of approximately [3 numbers?] $1,495,000 and
$1,289,000 at June 30, 2005 and December 31, 2004, respectively, have been fully

reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:



                                             For the Three Months Ended June 30,
                                       -------------------------------------------------
                                               2005                       2004
                                        -------------------       ----------------------

Loss before income taxes               ($284,985)                  ($ 193,590)

Expected statutory tax benefits          (97,000)   -34.0%            (65,800)   -34.0%
Research credit                              -        0.0%               -         0.0%
State tax benefit net of federal tax     (15,000)    -5.4%            (10,500)    -5.4%
                                         -------                      -------
Net operating loss valuation reserve     112,000     39.4%             76,300     39.4%

Total tax benefit                          $ -                      $    -




                                                                                         For the Period From
                                              For the Six Months Ended June 30,           February 21, 2001
                                      ---------------------------------------------        (Inception) To
                                                2005                    2004                 June 30, 2005
                                      ----------------------  ---------------------  ---------------------------
                                        (Unaudited)             (Unaudited)             (Unaudited)

Loss before income taxes               ($  524,329)            ($  473,840)          ($3,491,574)

Expected statutory tax benefits           (178,000)   -34.0%      (161,100)   -34.0%  (1,187,000)   -34.0%
Research credit                               --        0.0%         --         0.0%    (169,000)    -4.8%
State tax benefit net of federal tax       (28,000)    -5.4%      (25,600)     -5.4%    (139,000)    -4.0%
Net operating loss valuation reserve       206,000     39.4%      186,700      34.0%   1,495,000     42.8%
                                           -------                -------              ---------

Total tax benefit                      $      --                $    --                $   --
                                       ==========               =========              =========


NOTE 6 COMMON STOCK

     (a) Private Placements Generally:

The private placements of the Company's unregistered securities discussed below were all made, or are being made, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the "Securities
Act"). No persons other than accredited investors were solicited or are being solicited in connection with any of these offerings.

Pursuant to Rule 144 promulgated under the Securities Act, securities issued in private placements are subject to certain restrictions on transfer, including volume limitations and required holding periods. Generally, a limited number of shares may be sold one year following their issuance. Two years after their issuance, they are no longer subject to the volume restrictions. Accordingly, on the various dates the stock may be sold without restriction on the number of shares to be sold, there may be an unusually high volume of shares traded, which in all likelihood, would adversely affect the market price per share. In addition to the negative impact this may have on the Company's existing shareholders, the Company's ability to raise capital through the sale of sell newly issued securities at a price greater than the then market prince would also be impaired, regardless of the per share value the Company believes is appropriate.

NOTE 6 COMMON STOCK (Continued)

     (b) Miscellaneous Issuances:

On February 21, 2001, the founding and original shareholders, all of whom are accredited investors, subscribed for 202,700,000 shares of common stock for an aggregate purchase price of $20,270, of which $140 was paid in 2001 and the balance in 2002.

In payment for administrative services rendered in conjunction with organizing the Company, four people received 450,000 shares of common stock whose fair value was $45 as determined by the then per share price ($.0001) paid by the founding and original shareholders.

In 2003, Joel San Antonio, the Chairman of the board of directors, was issued
5,000,000 shares of common stock in consideration for extending the due date of a promissory note payable to him. The fair value of the stock, $250,000, was charged to operations as additional interest expense. The fair value was based upon the per share value $0.5 ascribed to the Company's private placement of its securities that commenced in July 2002. See below.

In January 2004, the Company issued 500,000 shares of common stock to William
Tweed as an inducement to serve as a member of the Company's board of directors.
The fair value of the shares issued, $125,000, was charged to operations upon issuance. The fair value was based upon the per share value $0.25 ascribed to the Company's initial public offering of its securities. See below.

     (c) Private Placements:

In September 2001, the Company commenced a private placement of 60,000,000 shares of common stock for $.005 per share. The Company received $79,309 in offering proceeds (net of $16,191 in offering costs) in 2001 and $178,095 (net of $23,809 in offering costs) in 2002.

In July 2002, the Company commenced another private placement of 15,000,000 shares of common stock for an aggregate of $750,000 ($.05 per share). The
Company received $5,115 net offering proceeds in 2002 and $638,550 in 2003.

Between November 2003 and June 2004, the Company conducted a private placement of promissory notes having an aggregate principal amount of $1,000,000 bearing interest at the rate of 20% per annum due one year following their respective issuance dates. As of the offering termination date, eleven notes were issued in the aggregate principal amount of $800,000, of which principal aggregating
$225,000 has been paid.

In April 2005, the Company commenced a private placement of up to 2,750,000 shares of common stock at $0.10 per share. Through August 17, 2005, twenty-five investors have purchased an aggregate of 1,600,000 shares for aggregate gross proceeds to the Company of $160,000.

NOTE 6 COMMON STOCK (Continued)

     (d) Initial Public Offering:

The Company's initial public offering of securities terminated on February 15,
2005. The securities offered were units consisting of (i) one share of common stock, (ii) one Class A warrant to buy one share of common stock for $.50, and
(iii) on Class B warrant to purchase one share of the common stock for $1.00.
The Class A warrants are exerciseable between August 12, 2004 and August 11,
2009 and the Class B warrants between August 12, 2004 and August 11, 2011. The
Company sold 2,910,000 units at a purchase price of $0.25 per unit and received proceeds of $409,837, net of offering costs of $317, 663.

The Company agreed to pay a placement agent a commission equal to 8%, and a non-accountable expense allowance equal of 3%, of the proceeds of the units its sold. In addition, the Company issued the placement agent 232,800 warrants (one warrant for every 12.5 units it sold) to purchase the units at a purchase price of $.3125 per unit which are exercisable from August 12, 2004 to August 11,
2009. The placement agent's warrants were not registered under the Securities
Act at the time of grant and the underlying shares of common stock will not be registered at the time the warrants are exercised.

NOTE 7 COMMITMENTS AND CONTINGENCIES

     (a) Sponsored Research Agreements and License.

The Company has entered into two Sponsored Research Agreements with the Weill
Medical College of Cornell University ("WMC") and a License Agreement, as
amended, with Cornell Research Foundation, Inc., a subsidiary of Cornell
University ("Cornell"). In return for funding research under the Sponsored
Research Agreements, pursuant to the License Agreement the Company received a first right of refusal to acquire a royalty-bearing license to market the technology developed under the Sponsored Research Agreements.

The first Sponsored Research Agreement, entered into in June 2002 for a three year term, requires the Company to fund $1,250,000 of the research on a medical compound which has certain derivatives that are directed towards (i) the treatment of cancer as a water-soluble agent having low toxicity towards non-cancerous cells, and (ii) the treatment of cancer as a site directed chemotherapeutic agent that selectively attaches to cancer cells depending on the site-directing agent.

On July 29, 2005, the Company and WMC amended the 2002 Sponsored Research
Agreement to extend its term until September 30, 2005 and to increase the amount payable by the Company by $250,000. All amounts due from the Company under the
2002 Sponsored Research Agreement have been paid in full.

NOTE 7 COMMITMENTS AND CONTINGENCIES (Continued)

     (a) Sponsored Research Agreements and License. (Continued)

The Second Sponsored Research Agreement was entered into in January 2004 for a three year term ending in October 2007, requires the Company to fund $1,000,000 of the research on the treatment of HIV/AIDS as an anti-HIV agent used either systematically as an AIDS therapy or locally as a biocidal compound for the inhibition of the sexual acquisition of HIV.

Of the $1,000,000 payable to WMC, $75,000 was paid in July 2004 and $82,500 was paid in November 2004. Amounts unpaid on their due date are included as a liability on the accompanying financial statements.

By amendments dated March 1, 2005 and August 1, 2005, the agreement was revised to provide that the remaining balance would be payable as follows: $40,000 on
May 1, 2005, $50,000 on August 16, 2005, $68,750 on each of September and
October 16, 2005, and $312,500 in each of December 2005 and December 2006.

Under the License Agreement, as amended, the Company, received a first right of refusal to acquire a royalty-bearing license to market the technology developed by the researchers. In order for the Company to maintain its exclusive license, it must make additional payments when and if certain milestones are achieved in respect of each of the cancer and HIV/AIDs application. The milestones and the amounts due are as follows:

     Submission of Investigative New Drug to Governmental Authorities
     ----------------------------------------------------------------

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
                                                            -------
                                                        $ 1,187,500

In addition to the payments above, the amended License Agreement required non-refundable initial payments of $50,000 in 2002 for the cancer therapeutic technology license and $50,000 in 2004 for the HIV license. The term of the license extends up to the expiration date of any patent granted from the R&D technology. The license requires the Company to make royalty payments of up to
7% from the sale of any product developed through the R&D technology. Commencing one year after the first sale of any R&D related product, the Company is required to make annual minimum royalty payments of $100,000 for as long as the
Company remains licensee. Cornell is also entitled to a percentage of the proceeds received by the Company from its sub-licensees and from the sale or transfer of any part of its rights and interest in the license. The Company may terminate the license agreement at any time provided that all amounts owed under the agreement are paid and that the sale of all products developed from the R&D technology by the Company or its sub-licensees must cease and the license is

Note 7 COMMITMENTS AND CONTINGENCIES (Continued)

     (a) Sponsored Research Agreement and License. (Continued)

returned to Cornell. Although it is impractical to predict when, or if, each of the milestones may be achieved, it is likely that FDA approval, if it is ever achieved, will not occur until 2011. The Company has committed to Cornell to spend an aggregate of $10,000,000 by December 31, 2008 for the development of the technology. NOTE 7

     (b) Employment and Consulting Agreements:

The Company has an employment agreement with Robert M. Cohen, its President and
Chief Executive Officer, and a consulting Agreement with Joel San Antonio, the
Chairman of the Company's board of directors. See Note 4. The Company also has a consulting agreement with WCM's chief research investigator pursuant to which he receives $1,000 per day for attendance at meetings that management requires his presence. During the current three and six months ended June 30, 2005, $3,000 and $6,000, respectively, in consulting fees was charged to operations and included in accrued expenses. During the three and six months ended June 30,
2004, no fee was charged to operations.

In April 2005, the Company engaged a consultant for an initial one year term, for a fee of $2,500 per month, to advise management on scientific research matters.

     (c) Leases:

In March 2004, the Company leased its Stamford, Connecticut premises for $350 per month from a company owned and controlled by Joel San Antonio, Chairman of the Company's board of directors. The lease has a one year term which is automatically renewable for an additional one year term. Rent charged to operations in the six months ended June 30, 2005 and 2004 was $2,100 and $1,050, respectively. At June 30, 2005, unpaid rent of $350 is included in accrued expense - related parties.

The Company has the use of an apartment in New York City owned by a corporation controlled by the lead researcher employed by WMC in connection the research sponsored by the Company. The arrangement, which provides for monthly payments of $1,500 per month, is automatically renewable for successive one year terms and now expires in July 2006. The Company is credited with an amount equal to the Company's cost for all furnishings for and improvements to the apartment. In
2004 and 2003, the Company expended $6,387 and $45,494 for furnishings and improvements and received a credit of $9,000 for the six months ended June 30
2005 and 2004. At December 31, 2004 and June 30, 2005, these expenditures was included in deferred rent.

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

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a)
the Company's products may not be proven to be safe or effective, (b) the United
States Food and Drug Administration (FDA) may not approve clinical trials for the products, (c) the Company will depend substantially upon the efforts of contracting parties who may not perform adequately; (d) the Company's patent rights may not be sufficient to protect its products, (e) the Company may never earn a profit from its products, (f) the Company may not be able to raise the necessary funds that are needed for the continued research and development of its products, (g) the Company's licenses require substantial performance on its part to remain effective, including the payment of substantial sums; if the
Company loses a license, it could lose the right to develop and market the drugs covered by the license, (i) other groups may have developed similar inventions to those of the Company, and therefore, the Company may be at a competitive disadvantage, and (h) the market price of the Company's stock may be subject to unusual volume and price fluctuations when certain restrictions on its privately issued stock are removed; moreover, the removal of these restrictions may have a negative effect on the Company's ability to sell its stock above the market price, regardless of the value ascribed to the stock by the Company.

     The Company is a development stage start-up company focusing on the development and commercialization of innovative pharmaceutical products for the treatment of debilitating diseases. Currently, the Company has an exclusive license from Cornell Research Foundation, Inc. ("Cornell") to certain patents and patent applications covering compounds intended for use in treating cancer,
HIV and AIDS and the methods for making and using such compounds.

     On May 10, 2005, the U.S. Patent and Trademark Office (the "Patent Office")
acted on one of the Company's pending applications and granted U.S. Patent
6,890,533 to the compounds described in the application. A related U.S. patent application is pending and the Patent Office has begun substantive examination of it and an Official Action by the Patent and Trademark Office is currently being considered by the Company. A third U.S. patent application, filed with the
Patent Office on May 18, 2005, is awaiting substantive examination application.
The Company applied three counterpart European Patents, one of which has been granted and two of which are still pending before the European Patent Office.

     Additionally, there are three provisional patent applications pending at the Patent Office relating to methods of targeting prostate tumors and treating prostate cancer and HIV using our candidate compounds and to conjugates of the candidate compounds. The Company presently intends to ask Cornell to convert these provisional patent applications into a non-provisional U.S. patent applications in a timely fashion. The Patent Office reported on its web site
(WWW.USPTO.GOV) that, as of April 1, 2005, the average pendency of a chemical or biotechnology patent application was 30.4 months. There can be no assurance that any claims will be granted on our pending patent applications.

     Some of the candidate compounds can be attached to an antibody to form a conjugate that selectively attaches only to cancer cells and does not attach to healthy cells, thereby permitting administration of smaller quantities of active chemotherapeutic agents. Certain candidate compounds appear to be effective in treating HIV and could be used both systemically (i.e., as a general whole body therapy) or as an AIDS therapy, or locally to inhibit the growth and transmission of HIV through sexual activity.

     Additionally, some of the candidate compounds have been prepared in a more water soluble form. In laboratory cell culture studies, these compounds have been shown to have an inhibitory effect on HIV cells and to be less toxic to healthy cells than AZT (which is approved to treat HIV). These candidate compounds are currently being evaluated in laboratory studies to assess their efficacy in inhibiting the HIV-1 virus that has been isolated from AIDS patients
In experiments conducted in laboratory animals, these water soluble candidate compounds have also been shown to be effective against prostate cancer cell lines. These compounds are currently being studied in mice having prostate cancer cell xenografts.

     The Company and its products are subject to comprehensive regulation by the
FDA in the United States and by comparable authorities in other countries. The
Company has not yet applied for, or received, approval from the FDA or any other of these authorities and, unless the Company receives such approvals, even if its compounds are both safe and effective, the Company will not be able to market its drugs.

     To date there have been some successful laboratory results. However, while there have been some indications that the Company's drug candidates may be effective in treating cancer, HIV and AIDS, these compounds have not been proven to be effective in treating humans for cancer, HIV or AIDS or in preventing HIV or AIDS in humans, nor have they been proven safe for administration to human beings.

     No drug can be marketed in the United States without FDA approval. The first step in the approval process is filing an investigational new drug application (IND). The Company has not yet filed an IND application for any of its products because it has not yet achieved sufficient positive results to make the Company and its advisors deem the products to be commercially viable. The
Company is in the process of conducting further tests to assemble information received for an IND application and expects an IND application may be filed in
2006 for a cancer therapeutic if the required criteria can be achieved and if the Company has raises the necessary funds to complete its current program.

     Because the Company's business plan involves the development of various pharmaceutical products to the point at which they may be sold in the United
States, it will be at least several years before the Company will be able to generate sales or revenues. During those years, the Company's development expenditures will likely exceed $10,000,000 for every product that it seeks to commercialize. The Company does not and will not have these funds available and, therefore, it is essential that the Company enter into some form of joint arrangements with established pharmaceutical companies or others to provide financing capital.

FINANCING HISTORY

     To date, the Company has had no revenues and sales. The Company has financed its operations since inception primarily with the net proceeds received from private and public placements of debt and equity securities.

          (a) Private Placements Generally:

     The private placements of the Company's unregistered securities discussed below were all made, or are being made, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the "Securities
Act"). No persons other than accredited investors were solicited or are being solicited in connection with any of these offerings.

     Pursuant to Rule 144 promulgated under the Securities Act, securities issued in private placements are subject to certain restrictions on transfer, including volume limitations and required holding periods. Generally, a limited number of shares may be sold one year following their issuance. Two years after their issuance, they are no longer subject to the volume restrictions.
Accordingly, on the various dates the stock may be sold without restriction on the number of shares to be sold, there may be an unusually high volume of shares traded, which in all likelihood, would adversely affect the market price per share. In addition to the negative impact this may have on the Company's existing shareholders, the Company's ability to raise capital through the sale of sell newly issued securities at a price greater than the then market prince would also be impaired, regardless of the per share value the Company believes is appropriate.

          (b) Miscellaneous Issuances:

     On February 21, 2001, the founding and original shareholders, all of whom are accredited investors, subscribed for 202,700,000 shares of common stock for an aggregate purchase price of $20,270, of which $140 was paid in 2001 and the balance in 2002.

     In payment for administrative services rendered in conjunction with organizing the Company, four people received 450,000 shares of common stock whose fair value was $45 as determined by the then per share price ($.0001) paid by the founding and original shareholders.

     In 2003, Joel San Antonio, the Chairman of the board of directors, was issued 5,000,000 shares of common stock in consideration for extending the due date of a promissory note payable to him. The fair value of the stock, $250,000, was charged to operations as additional interest

expense. The fair value was based upon the per share value $0.5 ascribed to the
Company's private placement of its securities that commenced in July 2002. See below.

     In January 2004, the Company issued 500,000 shares of common stock to
William Tweed as an inducement to serve as a member of the Company's board of directors. The fair value of the shares issued, $125,000, was charged to operations upon issuance. The fair value was based upon the per share value
$0.25 ascribed to the Company's initial public offering of its securities. See below.

          (c) Private Placements:

     In September 2001, the Company commenced a private placement of 60,000,000 shares of common stock for $.005 per share. The Company received $79,309 in offering proceeds (net of $16,191 in offering costs) in 2001 and $178,095 (net of $23,809 in offering costs) in 2002.

     In July 2002, the Company commenced another private placement of 15,000,000 shares of common stock for an aggregate of $750,000 ($.05 per share). The
Company received $5,115 net offering proceeds in 2002 and $638,550 in 2003.

     Between November 2003 and June 2004, the Company conducted a private placement of promissory notes having an aggregate principal amount of $1,000,000 bearing interest at the rate of 20% per annum due one year following their respective issuance dates. As of the offering termination date, eleven notes were issued in the aggregate principal amount of $800,000, of which principal aggregating $225,000 has been paid.

     In April 2005, the Company commenced a private placement of up to 2,750,000 shares of common stock at $0.10 per share. Through August 17, 2005, twenty-five investors have purchased an aggregate of 1,600,000 shares for aggregate gross proceeds to the Company of $160,000. There can be no assurance that the Company will be able to sell all 2,750,000 shares being offered or, that if sold, the proceeds together with the working capital financing, will provide the Company with sufficient funds to cover all of its present and immediately future costs and expenses.

          (d) Initial Public Offering:

     The Company's initial public offering of securities terminated on February
15, 2005. The securities offered were units consisting of (i) one share of common stock, (ii) one Class A redeemable warrant to buy one share of common stock for $.50, and (iii) on Class B redeemable warrant to purchase one share of the common stock for $1.00. The Class A warrants are exerciseable between August
12, 2004 and August 11, 2009 and the Class B warrants between August 12, 2004 and August 11, 2011. The Company sold 2,910,000 units at a purchase price of
$0.25 per unit and received proceeds of $409,837, net of offering costs of $317,
663.

     A maximum of 20,000,000 shares of common stock are issuable upon the exercise of the Class A redeemable warrants. If the Company's common stock trades for at least five consecutive trading days at a price of $.75 or more, the Company will have the right to call

the Class A redeemable warrants at a price of $.001 per warrant, unless a warrantholder to exercise the warrant at that time.

     A maximum of 40,000,000 shares of common stock are issuable upon the exercise of the Class B redeemable warrants. If the Company's common stock trades for at least five consecutive trading days at a price of $1.25 or more, the Company will have the right to call the Class B redeemable warrants at a price of $.001 per warrant, unless a warrantholder chooses to exercise the warrant at that time.

     In connection with the public offering, the Company agreed to pay a placement agent a commission equal to 8%, and a non-accountable expense allowance equal of 3%, of the proceeds of the units its sold. In addition, the
Company issued the placement agent 232,800 warrants (one warrant for every 12.5 units it sold) to purchase the units at a purchase price of $.3125 per unit which are exercisable from August 12, 2004 to August 11, 2009. The placement agent's warrants were not registered under the Securities Act at the time of grant and the underlying shares of common stock will not be registered at the time the warrants are exercised.

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

     The Company has 286,560,000 shares issued and outstanding, 2,910,000 of which have been freely tradable. The remaining 283,650,000 shares could can not be sold until August 12, 2005 but are now tradable pursuant to Rule 144 of the
Act. As these shares are traded, the volume and price of the shares in the marketplace may fluctuate and, as a result, the price for the shares could decline. This might have a negative effect on the Company's existing shareholders and might make it more difficult for the Company to sell equity securities at a time and at a price that it deems appropriate

     On April 14, 2005, the Company commenced a private placement of up to
2,750,000 shares of common stock at $0.10 per share. Through August 17, 2005, twenty-five investors have purchased an aggregate of 1,600,000 shares for aggregate gross proceeds to the Company of $160,000. There can be no assurance that the Company will be able to sell all 2,750,000 shares being offered or, that if sold, the proceeds together with the working capital financing, will provide the Company with sufficient funds to cover all of its present and immediately future costs and expenses.

CAPITAL REQUIREMENTS

     The Company, at June 30, 2005 and December 31, 2004, had a working capital deficiency of $1,669,733 and $1,359,500, respectively. For the six months ended
June 30, 2005 and 2004, it had incurred net losses of $524,329 and $473,840, respectively, and, at June 30, 2005, had an accumulated deficit of $3,491,574.

     The Company's cash on hand at August 18, 2005 totaled $7,320.00. The
Company is still in the development stage and has had no revenues since its inception and does not anticipate any revenues during fiscal year 2005. The
Company will need additional financing to meet its obligations and to continue its development program. See: "Twelve Month Operating Plan" below.

     The Company is exploring alternative sources of financing in addition to the $275,000 private offering discussed above, including institutional and non-institutional debt, equity, which will be highly dilutive to the current stockholders, joint venture arrangements, governmental or private grants or a combination of any or all of the foregoing. No arrangements have been entered into. In the meantime, as of August 16, 2005, the Company borrowed an aggregate of $55,000 short-term working capital, of which (1) $45,000 bears interest at the rate of 20% per annum with principal and interest due in 30 days, and (2)
$10,000 bears interest at the rate of 15% per annum with principal and interest due in 90 days. In the event of a default in paying the $10,000 debt, the lender will have the option to purchase 10,000 shares of common stock for $100 and, if the default continues for 30 days, on the 30th day and at the end of each successive 30 day period, the lender will have the option to purchase an additional 10,000 shares of common stock for $100.

     TWELVE MONTH OPERATING PLAN

     The Company's plan of operation for the next twelve months depends, in part, upon two variables: (a) the amount of money available from the Company's financing sources, and (b) the respective rate of success in the clinical testing of the Company's products.

     If the Company raises additional funds and continues to have positive results from its testing program, the Company intends, over the next twelve months, to increase its staff, arrange for permanent leased space, continue its clinical in vitro and animal testing, submit investigative new drug applications
(INDs) to the FDA for its products, perhaps begin Phase I human testing, and make all of the payments associated with these activities. In tabular form, the
Company expects to expend the following amounts for these purposes:

Payments to Cornell                                                 $700,000
Patent expenses                                                     $150,000
Compensation for a chief financial officer
    and consultants                                                 $200,000
Expanded facility                                                    $25,000
Other expenses for testing, including payments to
     Contract Research Organization                               $1,350,000
FDA expenses                                                         $50,000
Miscellaneous expenses                                              $100,000
                                                                 -----------
              TOTAL                                               $2,575,000
                                                                 ===========

     If the Company cannot raise these funds, the Company will suspend operations until it has the necessary capital. If the Company doe not raise the necessary capital by the time that additional expenditures must be made, it may lose its licenses or be unable to take its drugs to the FDA.

     If the Company's testing results do not continue to demonstrate success, the Company may abandon one or more of its products or may delay the filing of one or more of the INDs. In any of those circumstances, the Company's planned expenditures would be reduced.

     It is also possible that the Company may identify an additional product candidate, although the Company is not projecting that event during these twelve months.

     The Company has engaged a scientist experienced in drug development, Dr.
Michael G. Palfreyman, as its Chief Scientific and Drug Development Advisor. Dr.
Palfreyman will work closely with the Company sponsored scientists and FDA approved Contract Research Organizations to advance the Company's drug development program with maximum efficiency through the FDA mandated regulatory process. To maintain Dr. Palfreyman's consultancy and to engage any additional consultants, the Company will have to secure additional financing.

     The Company's principal investigator reports that one candidate cancer treatment compound has been tested exclusively in a simulated laboratory environment and in mice that are genetically bred so that they do not produce antibodies. Antibodies are normally produced by living organisms such as humans and mice to combat the presence of dangerous conditions, such as cancer, which the organism discovers in itself. By utilizing these specially bred mice, the results of the candidate cancer therapeutic may be measured without interference from the mouse's own antibodies.

     Investigators sponsored by the Company transplanted prostate cancer cell cultures in the form of tumors into these mice by injection. They then injected the candidate cancer treatment compound into the same mice. Results have been substantially consistent in showing that the candidate compound destroyed the cancer cells without any significant effect on normal cells. To date, the cell cultures that have been introduced into the mice have been developed in the laboratory.

     Preliminary studies in mice have shown that several of the Company's candidate compounds are effective for treating prostate cancer cells. In these early studies most of the prostate cancer cells that were tested were killed after ten days treatment. Additionally, no adverse effects on normal cells have been detected and the mice remain healthy during treatment with both normal and high doses of the drug. The Company has also formulated candidate compounds with various solubilizing agents, amino agents and peptides. These agents have increased solubility of the candidate compound in a pharmaceutically acceptable solvent and one study has shown an increased bioactivity. The Company-sponsored investigator has started live animal testing using a drug candidate compound that possesses improved aqueous solubility properties. The Company anticipates preliminary results from these tests will be available shortly. The ability to readily dissolve in a pharmaceutically acceptable solvent is an important property for a compound intended for administration to mammals as a pharmaceutical.

     During 2005, several additional laboratory investigations are planned and additional data must be collected on the Company's drug candidates in order to reduce the risk of product failure at the early stage of the drug approval process. If these investigations are successful and the commercial value of the product is enhanced, the Company will file an IND with the FDA in 2006. The
Company will be required to wait for FDA approval of the IND before additional testing is commenced. Additional funding will have to be secured prior to filing an IND with the FDA.

     With respect to the HIV therapeutic, the Company's principal investigator reported that in laboratory cell culture studies, an HIV candidate compound has been shown to have an inhibitory effect on HIV cells and to be less toxic to healthy cells than AZT (which is approved to treat HIV). The candidate compound is currently being evaluated in laboratory studies to assess its efficacy in inhibiting the HIV 1 virus that has been isolated from AIDs patients. However, since funding has recently been provided to WCM for other HIV research, it is likely that these steps will be taken at a slower pace. Even if testing continues to be successful and the Company acquires adequate funding, an IND filing for the HIV therapeutic is not likely before 2007.

     The Company is currently negotiating with a contract research organization to develop and undertake the necessary pre-clinical studies on betulional derivatives to enable FDA approved IND filings for potential clinical applications.

LONG-TERM PLAN

     The Company anticipates that expenditures for product development, research and general and administrative expenses and license payments with respect to the cancer therapeutic product and the HIV product will each exceed $10,000,000. The
Company is uncertain as to how long it will take for it to generate revenues, if any. Subject to financing availability and positive test results, the Company anticipates that its cancer products will be submitted for an IND in 2006 and then clinical trials and approval from the FDA can take anywhere from 5 to 10 years. It may cost hundreds of millions of dollars to bring a new drug to the marketplace.

     At this point, the Company does not believe that it will be able to bring the technologies to market and anticipates that at some time in the future it will either seek a joint venture partner to assist in commercialization of the technologies or sublicense the technologies to larger pharmaceutical companies.
In the event either of these events occur and the technologies are commercialized, the Company will retain an interest in the products. This interest can not be determined at this time, and, therefore, the Company is unable to set forth its exact interest in the technologies once the products are sold in the marketplace. Since the Company is uncertain at which point it will contract with a third party, if at all, it is uncertain of the amount of additional funds the Company will need in order to complete certain phases of the product's path to commercialization. Other products which the Company may acquire will involve the same process discussed in this paragraph.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On April 14, 2005, the Company commenced a sale of 2,750,000 shares of its unregistered common stock to accredited investors for $.10 per share. As of
August 22, 2005, the Company had sold 1,600,000 shares for $160,000. These shares of common stock were issued in reliance on the exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended.

ITEM 5.    OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS

         10.22      Letter Agreement between the Company and Weill Medical
                    College of Cornell University dated June 29, 2005.

         10.23      Letter Agreement between the Company and Weill Medical
                    College of Cornell University dated August 1, 2005.

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

Date: August 22, 2005
      ---------------