Form 10QSB/A
period 2005-06-30
MARC PHARMACEUTICALS INC
filed 2005-08-24
CIK 1179438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------
                                  FORM 10-QSB/A

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
The Company's sole source of cash to fund its operations have been public and private sales of its securities.

Since the Company has not yet generated revenues and management does not anticipate that the Company will generate operating revenues in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue to operate. Accordingly, in April 2005, the Company commenced a private placement of 2,750,000 shares of unregistered common stock at a purchase price of $0.10 per share. As of August
17, 2005, an aggregate of 1,600,000 shares had been sold to twenty-five (25)
accredited investors for aggregate net proceeds to the Company of $160,000. In addition, as of August 22, 2005, the Company obtained short-term working capital financing aggregating $55,000.

There can be no assurance that the Company will be able to sell all 2,750,000 shares being offered or, that if sold, the proceeds together with the working capital financing, will provide the Company with sufficient funds to cover all of its present and immediately future costs and expenses.

The Company is currently exploring alternative sources of financing, in addition to the $275,000 private offering described above, such as institutional and non-institutional debt and/or equity, joint venture arrangements, governmental funding or a combination of any or all of the foregoing. If there is an additional issuance of equity, the existing shareholders may be further diluted.
There can be no assurance that any of these alternatives will be consummated.

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

Management has no clinical experience in developing pharmaceuticals and is relying and intends to rely, in part, on academic and clinical research institutions to conduct and monitor various clinical trials. In addition, certain clinical trials will be conducted by government-sponsored agencies, the conduct of which will be dependent on government funding and participation.
Since the Company will have less control over government trials than those it sponsors, there can be no assurance that these trials will commence or be completed as planned.

Pursuant to two Sponsored Research Agreements between the Company and Weill
Medical College of Cornell University ("WMC") and a License Agreement, as
amended, with Cornell Research Foundation, Inc., a subsidiary of Cornell
University ("Cornell"), the Company has been granted the exclusive license to develop and market a medical compound which has certain derivatives that are directed towards

     (i)   the treatment of cancer as a highly water-soluble agent having low toxicity towards non-cancerous cells,

     (ii)  potentially, the treatment of cancer as a site directed chemotherapeutic agent that selectively attacks only cancer cells through a specific delivery device depending on the site-directing agent, and

     (iii) the treatment of HIV/AIDS as an anti-HIV activity
           which could be used either systemically as an AIDS therapy or locally as a bopcidal compounds for the inhibition of the sexual acquisition of HIV.

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

The first Sponsored Research Agreement was entered into as of June 19, 2002 and was to expire on June 18, 2005, but, pursuant to various amendments, including an amendment dated June 29, 2005, was extend until September 30, 2006. Under the agreement, the Company paid WMC an aggregate of $1,250,000 for research costs and associated overhead as follows: $500,000, $375,000 and $375,000, July 2002,
2003 and 2004, respectively. As amended, the agreement requires the Company to make additional payments of $50,000 on each of October 1, 2005 and January 1,
2006, and of $75,000 on each of April 1 and July 1, 2006.

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

Pursuant to the License Agreement as amended, the Company has the exclusive license to the technology developed for certain uses under the Sponsored
Research Agreements and a right of first refusal to the exclusive license for later indentified uses Company with an exclusive license to the technology developed thereunder. The Company paid an initial license fee of $50,000 in fiscal 2002 for the cancer research license and $50,000 in 2004 for the HIV research license. As there is no evidence that any technology developed from the research will be commercially viable, these payments were charged to operations in the period paid. The License requires additional payments upon the attainment of certain milestones - initiation of clinical trials and FDA or equivalent approval

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
                                                  ==========   ==========

     (a) Notes Payable - Chairman:

In July 2002, Joel San Antonio, a founding shareholder and the Chairman of the
Board of Directors, advanced $350,000 to WMC on behalf of the Company in partial satisfaction of the Company's commitment under one of the Sponsored Research
Agreements. The Company evidenced its obligation to reimburse Mr. San Antonio by delivering him a promissory note in that amount, due on August 17, 2002, bearing interest at the rate of 15% per annum. The due date was initially extended until
March 31, 2003 and, subsequently, until June 30, 2003, September 30, 2003, March
31, 2004, May 31, 2004, December 31, 2004 and September 30, 2005. During the
fourth quarter of 2003, the Company made a principal payment of $75,000.

In consideration of the extension of the due date from March 31, 2003 to June
30, 2003, the Company issued 5,000,000 shares of common stock to Mr. San
Antonio. At the date of issuance, the shares had a fair value of $250,000 which was charged to operations in 2003 as interest expense. The fair value of the shares issued was based upon the per share offering price in a private placement being conducted by the Company at that time.

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

NOTE 4 RELATED PARTY TRANSACTIONS (Continued)

     (e) Consulting Agreement:

In January 2004, the Company, pursuant to a consulting agreement having a five year term, retained the services of Joel San Antonio, the Chairman of the
Company's board of directors, to assist senior management in identifying opportunities and developing strategies to enhance the Company's value. The
Chairman is entitled to receive $120,000 annually for his services and a monthly car allowance of $1,000, of which $189,000 and $123,000 was outstanding at June
30, 2005 and December 31, 2004, respectively. These liabilities are included in accrued expenses - related parties.

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

     (g) Employment Contract:

On January 1, 2004, the Company entered into a four year employment contract with Robert M. Cohen, its President, Chief Executive Officer and Chief Financial
Officer pursuant to which he is annually entitled to a salary of $250,000, an automobile allowance of $12,000 and a cash incentive bonus equal to 1% of the
Company's after-tax net income, as defined in the employment agreement. He is also entitled to all other benefits which are or will be provided to the
Company's other executive officers and employees. At June 30, 2005 and December
31, 2004, the Mr. Cohen was owed salary in the respective amounts of $308,000 and $225,000 which is included in accrued expense - related parties. In June
2004, Mr. Cohen was reimbursed $15,530 for telephone and medical and disability insurance expenses he had advanced on behalf of the Company.

NOTE 5 INCOME TAXES

From inception through June 30, 2005, the Company has not had, and does not have, any currently payable or deferred federal or local tax liabilities. At
June 30, 2005 and December 31, 2004, the Company had federal and state net operating loss carry forwards available to reduce future taxable income amounting to approximately $2,890,000 and $2,366,000, respectively, expiring
$633,000 in 2022, $700,000 in 2023, $1,033,000 in 2024 and $524,000 in 2025. The
Company also has federal research and development tax credits aggregating
$256,000 of which $90,000 $68,000 and $98,000 expire in 2022, 2023 and 2024, respectively. Management is unable to determine if the utilization of the future tax benefits is more likely than not to occur and, accordingly, the deferred federal and state tax assets of approximately $1,495,000 and $1,289,000 at June
30, 2005 and December 31, 2004, respectively, have been fully

NOTE 5 INCOME TAXES (Continued)

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

Pursuant to Rule 144 promulgated under the Securities Act, securities issued in private placements are subject to certain restrictions on transfer, including volume limitations and required holding periods. Generally, a limited number of shares may be sold one year following their issuance. Two years after their issuance, they are no longer subject to the volume restrictions. Accordingly, on the various dates the stock may be sold without restriction on the number of shares to be sold, there may be an unusually high volume of shares traded, which in all likelihood, would adversely affect the market price per share. In addition to the negative impact this may have on the Company's existing shareholders, the Company's ability to raise capital through the sale of newly issued securities at or above the market price would also be impaired, regardless of the per share value the Company believes is appropriate.

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

In 2003, Joel San Antonio, the Chairman of the board of directors, was issued
5,000,000 shares of common stock in consideration for extending the due date of a promissory note payable to him. The fair value of the stock, $250,000, was charged to operations as additional interest expense. The fair value was based upon the per share value $.05 ascribed to the Company's private placement of its securities that commenced in July 2002. See below.

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

NOTE 6 COMMON STOCK (Continued)

     (d) Initial Public Offering:

The Company's initial public offering of securities terminated on February 15,
2005. The securities offered were units consisting of (i) one share of common stock, (ii) one Class A warrant to buy one share of common stock for $.50, and
(iii) two Class B warrants each to purchase one share of the common stock for
$1.00. The Class A warrants are each exerciseable between August 12, 2004 and
August 11, 2009 and the Class B warrants are exerciseable between August 12,
2004 and August 11, 2011. The Company sold 2,910,000 units at a purchase price of $0.25 per unit and received proceeds of $409,837, net of offering costs of
$317,663.

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

NOTE 7 COMMITMENTS AND CONTINGENCIES

     (a) Sponsored Research Agreements and License.

The Company has entered into two Sponsored Research Agreements with the WMC and a License Agreement, as amended, with Cornell. In return for funding research under the Sponsored Research Agreements, pursuant to the License Agreement the
Company received an exclusive amended license to market specified technology developed under the Sponsored Research Agreements and the right of first refusal to acquire exclusive licenses to other technology developed thereunder.

The first Sponsored Research Agreement, entered into in June 2002 for a three year term, requires the Company to fund $1,250,000 of the research on a medical compound which has certain derivatives that are directed towards (i) the treatment of cancer as a water-soluble agent having low toxicity towards non-cancerous cells, and (ii) potentially, the treatment of cancer as a site directed chemotherapeutic agent that selectively attaches to cancer cells depending on the site-directing agent.

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

NOTE 7 COMMITMENTS AND CONTINGENCIES (Continued)

     (a) Sponsored Research Agreements and License. (Continued)

The second Sponsored Research Agreement, entered into in January 2004 for a three year term ending in October 2007, requires the Company to fund $1,000,000 of the research on the treatment of HIV/AIDS as an anti-HIV agent used either systematically as an AIDS therapy or locally as a biocidal compound for the inhibition of the sexual acquisition of HIV.

Of the $1,000,000 payable to WMC, $75,000 was paid in July 2004 and $82,500 was paid in November 2004. Amounts unpaid on their due date are included as a liability on the accompanying financial statements.

By amendments dated March 1, 2005 and August 1, 2005, the agreement was revised to provide that the remaining balance would be payable as follows: $40,000 on
May 1, 2005, $50,000 on August 16, 2005, $68,750 on each of September and
October 16, 2005, and $312,500 in each of December 2005 and December 2006. There can be no assurance that the Company will have sufficient funds to make the payments when due. A failure to make a payment when due would be an event of default and might cause the Company to forfeit its right to the licenses to the potential products.

Under the License Agreement, as amended, the Company, has received a royalty-bearing license to market certain specified technology developed by the researchers. In order for the Company to maintain its exclusive license, it must make additional payments when and if certain milestones are achieved in respect of each of the cancer and HIV/AIDs application. The milestones and the amounts due are as follows:

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
                                                            -------
                                                        $ 2,187,500

In addition to the payments above, the amended License Agreement required non-refundable initial payments of $50,000 in 2002 for the cancer therapeutic technology license and $50,000 in 2004 for the HIV license. The term of the license extends up to the expiration date of any patent granted with respect to the specified technology. The amended License Agreement requires the Company to make royalty payments of up to 7% from the sale of any product utilizing the specified technology. Commencing one year after the first sale of any such product, the Company is required to make annual minimum royalty payments of
$100,000 for as long as it remains licensee. Cornell is also entitled to a percentage of the proceeds received by the Company from its sub-licensees and from the sale or transfer of any part of its rights and interest in the license.
The Company may terminate the amended License Agreement at any time provided that all amounts owed under the agreement are paid. In that event the rights to the products will revert to Cornell and the sale of all products developed from the licensed technology by the Company or its sub-licensees must cease.

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

     (b) Employment and Consulting Agreements:

The Company has an employment agreement with Robert M. Cohen, its President and
Chief Executive Officer and Chief Financial Officer, and a consulting Agreement with Joel San Antonio, the Chairman of the Company's board of directors. See
Note 4. The Company also has a consulting agreement with WCM's chief research investigator pursuant to which he receives $1,000 per day for attendance at meetings that management requires his presence. During the current three and six months ended June 30, 2005, $3,000 and $6,000, respectively, in consulting fees was charged to operations and included in accrued expenses. During the three and six months ended June 30, 2004, no fee was charged to operations.

In April 2005, the Company engaged a non-affiliated consultant for an initial one year term, for a fee of $2,500 per month, to advise management on scientific research matters.

     (c) Leases:

In March 2004, the Company leased its Stamford, Connecticut premises for $350 per month from a company owned and controlled by Joel San Antonio, the Chairman of the Company's board of directors. The lease has a one year term which is automatically renewable for an additional one year term. Rent charged to operations in the six months ended June 30, 2005 and 2004 was $2,100 and $1,050, respectively. At June 30, 2005, unpaid rent of $350 is included in accrued expense - related parties.

The Company has the use of an apartment in New York City owned by a corporation controlled by the lead researcher employed by WMC in connection the research sponsored by the Company. The arrangement, which provides for payments of $1,500 per month, is automatically renewable for successive one year terms and now expires in July 2006. The Company is credited with an amount equal to the
Company's cost for all furnishings for and improvements to the apartment. In
2004 and 2003, the Company expended $6,387 and $45,494 for furnishings and improvements and received a credit of $9,000 for the six months ended June 30
2005 and 2004. At December 31, 2004 and June 30, 2005, these expenditures were included in deferred rent.

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

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a)
the Company's products may not be proven to be safe or effective, (b) the United
States Food and Drug Administration (FDA) may not approve clinical trials for the products, (c) the Company will depend substantially upon the efforts of contracting parties who may not perform adequately; (d) the Company's patent rights may not be sufficient to protect its products, (e) the Company may never earn a profit from its products, (f) the Company may not be able to raise the necessary funds that are needed for the continued research and development of its products, (g) the Company's licenses require substantial performance on its part to remain effective, including the payment of substantial sums; if the
Company loses a license, it could lose the right to develop and market the drugs covered by the license, (i) other groups may have developed similar inventions to those of the Company, and therefore, the Company may be at a competitive disadvantage, and (h) the market price of the Company's stock may be subject to unusual volume and price fluctuations when certain restrictions on its privately issued stock are removed; moreover, in addition to the negative impact this may have on the Company's existing shareholders, the Company's ability to raise capital through the sale of newly issued securities at or above the market price would also be impaired, regardless of the per share value the Company believes is appropriate.

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

     No drug can be marketed in the United States without FDA approval. The first step in the approval process is filing an investigational new drug application (IND). The Company has not yet filed an IND application for any of its products because it has not yet achieved sufficient positive results to make the Company and its advisors deem the products to be commercially viable. The
Company is in the process of conducting further tests to assemble information needed for an IND application and expects an IND application may be filed in
2006 for a cancer therapeutic if the required criteria can be achieved and if the Company has raised the necessary funds to complete its current research program.

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
Accordingly, on the various dates the stock may be sold without restriction on the number of shares to be sold, there may be an unusually high volume of shares traded, which in all likelihood, would adversely affect the market price per share. In addition to the negative impact this may have on the Company's existing shareholders, the Company's ability to raise capital through the sale of newly issued securities at or above the market price would also be impaired, regardless of the per share value the Company believes is appropriate.

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

     In 2003, Joel San Antonio, the Chairman of the board of directors, was issued 5,000,000 shares of common stock in consideration for extending the due date of a promissory note payable to him. The fair value of the stock, $250,000, was charged to operations as additional interest

expense. The fair value was based upon the per share value $.05 ascribed to the
Company's private placement of its securities that commenced in July 2002. See below.

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

          (d) Initial Public Offering:

     The Company's initial public offering of securities terminated on February
15, 2005. The securities offered were units consisting of (i) one share of common stock, (ii) one Class A redeemable warrant to buy one share of common stock for $.50, and (iii) on Class B redeemable warrant to purchase one share of the common stock for $1.00. The Class A warrants are exerciseable between August
12, 2004 and August 11, 2009 and the Class B warrants are exerciseable between
August 12, 2004 and August 11, 2011. The Company sold 2,910,000 units at a purchase price of $0.25 per unit and received proceeds of $409,837, net of offering costs of $317, 663.

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

     Because the Company's IPO did not raise the intended amount, the Company is now in a position where it has insufficient funds to continue its development research program (see below).

     The Company's authorized capital stock consists of 750,000,000 shares of common stock, par value $.0001 and does not include any shares of common stock issuable upon the exercise of either the Class A redeemable warrants or the
Class B redeemable warrants.

     As of August 22, 2005, the Company had 288,160,000 shares issued and outstanding, 2,910,000 of which have been freely tradable. The remaining
285,250,000 shares could not be sold until August 12, 2005 but are now tradable pursuant to Rule 144 of the Act. As these shares are traded, the volume and price of the shares in the marketplace may fluctuate and, as a result, the price for the shares could decline. This might have a negative effect on the Company's existing shareholders and might make it more difficult for the Company to sell equity securities at a time and at a price that it deems appropriate.

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

     The Company's cash on hand at August 18, 2005 totaled $7,320.00. The
Company is still in the development stage and has had no revenues since its inception and does not anticipate any during fiscal year 2005. The Company will need additional financing to meet its obligations and to continue its development program. There can be no assurance that the Company will have sufficient funds to make payments under the Sponsored Research Agreements when due. A failure to make a payment when due would be an event of default and might cause the Company to forfeit its right to the licences in potential products.
See: "Twelve Month Operating Plan" below.

     The Company is exploring alternative sources of financing in addition to the $275,000 private offering discussed above, including institutional and non-institutional debt, equity, which will be highly dilutive to the current stockholders, joint venture arrangements, governmental or private grants or a combination of any or all of the foregoing. No arrangements have been entered into and there can be no assurance that any of them will be consummated. In the meantime, as of August 16, 2005, the Company borrowed an aggregate of $55,000 in short-term working capital, of which (1) $45,000 bears interest at the rate of
20% per annum with principal and interest due in 30 days, and (2) $10,000 bears interest at the rate of 15% per annum with principal and interest due in 90 days. In the event of a default in paying the $10,000 debt, the lender will have the option to purchase 10,000 shares of restricted common stock for $100 and, if the default continues for 30 days, on the 30th day and at the end of each successive 30 day period, the lender will have the option to purchase an additional 10,000 shares of common stock for $100. This type of financing may be extremely dilutive to shareholders.

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

     With respect to the HIV therapeutic, the Company's principal investigator reported that in laboratory cell culture studies, an HIV candidate compound has been shown to have an inhibitory effect on HIV cells and to be less toxic to healthy cells than AZT (which is approved to treat HIV). The candidate compound is currently being evaluated in laboratory studies to assess its efficacy in inhibiting the HIV 1 virus that has been isolated from AIDs patients. The
Company believes that preliminary experimental data from cellular test have been encouraging. Even if testing continues to be successful and the Company acquires adequate funding, an IND filing for the HIV therapeutic is not likely before
2007.

     The Company is currently negotiating with a contract research organization to develop and undertake the necessary pre-clinical studies on betulinol derivatives to enable FDA approved IND filings for potential clinical applications.

LONG-TERM PLAN

     The Company anticipates that expenditures for product development, research and general and administrative expenses and license payments with respect to the cancer therapeutic product and the HIV product will each exceed $10,000,000. The
Company is uncertain as to how long it will take for it to generate revenues, if ever. Subject to financing availability and positive test results, the Company anticipates that its cancer products will be submitted for an IND in 2006 and then clinical trials and approval from the FDA can take anywhere from 5 to 10 years. Moreover, it may cost hundreds of millions of dollars to bring a new drug to the marketplace.

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

ITEM 3.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Financial Officer/Chief Executive Officer is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB/A. He has, within 90 days of the filing date of this report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and has determined that such controls and procedures were effective in ensuring that material information relating to the
Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On April 14, 2005, the Company commenced a sale of 2,750,000 shares of its unregistered common stock to accredited investors for $.10 per share. As of
August 22, 2005, the Company had sold 1,600,000 shares for $160,000 which will be used for general corporate purposes which may include working capital repayment of debt and office and director compensation. These shares of common stock were issued in reliance on the exemption from registration provided by
Rule 506 of the Securities Act of 1933, as amended.

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

Date: August 24, 2005
      ---------------