Form 10QSB
period 2005-09-30
MARC PHARMACEUTICALS INC
filed 2005-11-21
CIK 1179438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________

Form 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to _____________
Commission file number 333-113734

Marc Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4169954 (I.R.S. Employer Identification No.)

350 Bedford Street, Stamford, Connecticut 06901 (Address of Principal Executive Offices)

(203) 352-8817
Issuer's telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005, the issuer had outstanding (i) 289,660,000 shares of common stock, par value $.0001 per share; (ii) 2,910,000 Class A Warrants to acquire shares of common stock; and (iii) 5,820,000 Class B Warrants to acquire shares common of stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

MARC PHARMACEUTICALS, INC.
(A Development Stage Company)

I N D E X

Page No.
FINANCIAL STATEMENTS:

Balance Sheets as at September 30, 2005 (Unaudited) and December 31, 2004	3

Statements of Operations For the Nine and Three Months Ended September 30, 2005 and 2004 and Cumulative For the Period from February 21, 2001 (Inception) to September 30, 2005 (Unaudited)	4

Statement of Stockholders' Equity (Capital Deficiency) For the Nine Months Ended September 30, 2005 and Cumulative For the Period from February 21, 2001 (Inception) to September 30, 2005 (Unaudited)	5

Statements of Cash Flows For the Nine Months Ended September 30, 2005 and 2004 and Cumulative For the Period from February 21, 2001 (Inception) to September 30, 2005 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7-24

MARC PHARMACEUTICALS, INC.
(A Development Stage Company)

BALANCE SHEET
ASSETS
	September 30, 2005 (Unaudited)	December 31, 2004

Current assets:
Cash	$20,080	$40,136
Prepaid insurance	4,990	7,196
Total current assets	25,010	47,332

Other assets:
Deferred rent	11,380	24,880

Total assets	$36,450	$72,212

LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
Notes payable - stockholders	$855,000	$700,000
Sponsored research obligation	118,750	50,000
Accrued expenses - related parties	944,758	581,071
Accrued expenses and other current liabilities	163,501	75,761
Total current liabilities	2,082,036	1,406,832

Commitments and contingencies

Stockholders' capital deficiency:
Common stock - $.0001 par value
Authorized - 750,000,000 shares
Issued and outstanding:
289,660,000 shares at September 30, 2005 286,200,000 shares at December 31, 2004	28,966	28,620
Additional paid-in capital	1,886,949	1,604,005
Deficit accumulated in the development stage	(3,961,501)	(2,967,245)
Total stockholders' capital deficiency	(2,045,586)	(1,334,620)

Total liabilities and stockholders' capital deficiency	$36,450	$72,212

See notes to financial statements.

MARC PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

		For the Nine Months Ended September 30, 2005		For the Nine Months Ended September 30, 2004		For the Three Months Ended September 30, 2005		For the Three Months Ended September 30, 2004	Cumulative from February 21, 2001 (Inception) to September 30, 2005

Revenues		$—		$—		$—		$—	$—

Operating expenses:
Research and development		237,500		475,000		237,400		475,000	1,734,728
Consulting fees - related parties		118,187		99,000		52,187		33,000	253,187
Compensatory element of stock
issuance to a director		—		125,000		—		—	125,000
License costs		—		—		—		—	100,000
Web site costs		—		—		—		—	28,000
General and administrative:
Related parties		80,505		37,999		27,314		6,301	227,964
Other		454,515		262,439		116,939		54,855	932,347
Total operating expenses		890,607		999,438		433,840		569,156	3,401,226

Loss from operations		(890,607)		(999,438)		(433,840)		(569,156)	(3,401,226)

Other (Income) expenses:
Interest expense - related parties		103,724		95,439		36,106		51,872	562,099
Interest income		(75)		(39)		(19)		(30)	(1,824)
Total other expenses		103,649		95,400		36,087		51,842	560,275

Net loss		$(994,256)		$(1,094,838)		$(469,927)		$(620,998)	$(3,961,501)

Per share data:
Loss per share - basic and diluted	$	( —)	$	( —)	$	( —)	$	( —)

Weighted average number of shares outstanding		287,307,323		283,652,552		288,221,695		283,785,435

See notes to financial statements.

MARC PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' CAPITAL EQUITY (DEFICIENCY)

FOR THE PERIOD FROM FEBRUARY 21, 2001 (Inception) TO SEPTEMBER 30, 2005

	Common Stock Shares	Amount	Additional Paid-In Capital	Deficit Accumulated in the Development Stage	Stock Subscriptions Receivable	Total Stockholders' Equity (Capital Deficiency)

Balance at February 21, 2001 - Inception	202,700,000	$20,270	$—	$—	$(20,270)	$—

Payment of common stock subscriptions	—	—	—	—	140	140

Compensatory element of common stock
issued for services rendered	450,000	45				45

Proceeds from sale of common stock	19,000,000	1,900	77,409			79,309

Net loss for the period from Inception
to December 31, 2001	—	—	—	(450)	—	(450)

Balance at December 31, 2001	222,150,000	22,215	77,409	(450)	(20,130)	79,044

Payment of common stock subscriptions	—	—		—	20,130	20,130

Proceeds from sale of common stock	41,810,000	4,181	179,029	—	—	183,210

Net loss for the year ended December 31, 2002	—	—	—	(723,240)	—	(723,240)

Balance at December 31, 2002	263,960,000	26,396	256,438	(723,690)	—	(440,856)

Proceeds from sale of common stock	14,190,000	1,419	637,131			638,550

Compensatory element of common stock
issued as payment of interest	5,000,000	500	249,500			250,000

Net loss for the year ended
December 31, 2003	—	—	—	(767,166)	—	(767,166)

Balance at December 31, 2003	283,150,000	28,315	1,143,069	(1,490,856)	—	(319,472)

Compensatory element of common stock issued for services rendered	500,000	50	124,950			125,000

Sale of securities	2,550,000	255	335,986			336,241

Net loss for the year ended December 31, 2004	—	—	—	(1,476,389)	—	(1,476,389)

Balance at December 31, 2004	286,200,000	28,620	1,604,005	(2,967,245)	—	(1,334,620)

Securities issued in satisfaction of debt (Unaudited)	200,000	20	9,980			10,000

Sale of securities (Unaudited)	3,260,000	326	272,964			273,290

Net loss for the nine months ended September 30, 2005 (Unaudited)	—	—	—	(994,256)	—	(994,256)

Balance at September 30, 2005 (Unaudited)	289,660,000	$28,966	$1,886,949	$(3,961,501)	$—	$(2,045,586)

See Notes to Financial Statements

MARC PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative From
	For the Nine	For the Nine	February 21, 2001
	Months Ended	Months Ended	(Inception) to
	September 30, 2005	September 30, 2004	September 30, 2005

Cash flows from operating activities:
Net loss	$(994,256)	$(473,840)	$(3,961,501)
Adjustments to reconcile net loss
to net cash used in
operating activities:
Compensatory element of common
stock issued for services	—	125,000	125,045
Compensatory element of common
stock issued in payment of liabilities	10,000	—	260,000
Increase (decrease) in cash flows as
a result of changes in asset and
liability account balances:
Prepaid expenses	2,206	6,559	(4,990)
Deferred rent	13,500	2,613	(11,380)
Accrued expense - related parties	468,676	305,678	1,049,747
Sponsored research obligation	68,750		118,750
Accrued expenses and other current
liabilities	(17,222)	71,401	58,539
Total adjustments	545,910	511,251	1,595,711

Net cash used in operating activities	(448,346)	37,411	(2,365,790)

Cash flows from financing activities:
Proceeds from notes payable - stockholders	155,000	775,000	1,305,000
Repayments of notes payable - stockholders	—	(150,000)	(450,000)
Deferred registration costs	—	(137,828)	—
Proceeds from sale of common stock	273,290	—	1,530,870
Net cash provided by financing activities	428,290	487,172	2,385,870

Increase (decrease) in cash	(20,256)	524,583	20,080

Cash at beginning of period	40,136	3,105	—

Cash at end of period	$20,080	$527,688	$20,280

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$—	$—	$—
Taxes	$—	$363	$363

Supplemental Schedules of Noncash
Investing and Financing Activities:
Common stock issued for services	$—	$125,000	$125,045
Common stock issued as payment for
liabilities	$10,000	$—	$260,000
See Notes to Financial Statements

MARC PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)

NOTE 1      PLAN OF ORGANIZATION

(a)    Organization and Presentation of Financial Statements

Marc Pharmaceuticals, Inc. (the "Company") was incorporated in the State of Delaware on February 21, 2001.

Since its inception through December 31, 2004, the Company has not generated any significant revenues and has not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying financial statements, the Company had a working capital deficiency of $2,056,966 and $1,359,500 at September 30, 2005 and December 31, 2004, respectively, and has incurred net losses of $994,256 and $1,094,838 for the nine months ended September 30, 2005 and 2004, respectively, and had an accumulated deficit of $3,961,501 at September 30, 2005.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the developing and implementing a plan to develop various pharmaceutical products to the point at which the Company will be able to either seek a joint venture partner to assist in commercialization of the technologies or sublicense the technologies to larger pharmaceutical companies. This plan necessarily means that it will be at least several years before the Company will generate sufficient revenues to cover all of its present and future costs and expenses. The Company’s sole source of cash to fund its operations has been sales of its securities, both public and private.

Since the Company has not yet generated revenues and management does not anticipate that it will do so in an amount necessary to meet its cash needs for the next twelve months and longer, the Company will need additional financing to continue to operate. Accordingly, On April 14, 2005, the Company commenced a private placement of up to 2,750,000 shares of unregistered common stock at $0.10 per share. The offering terminated on August 31, 2005. Twenty-five accredited investors purchased an aggregate of 1,600,000 unregistered shares for aggregate gross proceeds to the Company of $160,000. Between September 1, 2005 and November 1, 2005, the Company sold a total of 300,000 unregistered shares at $0.05 per share to two accredited investors for aggregate net proceeds of $15,000 and 1,000,000 unregistered shares at $0.03 per share to another accredited investor for aggregate net proceeds of $30,000.

NOTE 1      PLAN OF ORGANIZATION (continued)

(a)    Organization and Presentation of Financial Statements (continued)

The proceeds of these equity sales, together with the working capital financing discussed below, has not provided the Company with sufficient funds to cover all of its present and immediately future costs and expenses.

In addition to the equity offering described above, the Company has engaged in non-institutional debt financing. Between August 11, 2005 and November 1, 2005, the Company borrowed an aggregate of $190,000 from ten accredited investors, of which $5,000 has been repaid. The notes generally bear interest at 15% per annum. See Note 4. However, the Company still lacks sufficient funds to cover all of its present and immediately future costs and expenses.

The Company is currently exploring alternative sources of financing, such as institutional and non-institutional debt and/or equity, joint ventures, governmental funding or a combination of any or all of the foregoing; however, because of the depressed market value of the Company’s common stock resulting from the sales of shares which were subject to restrictions on when they could be sold, it has become increasingly difficult for the Company to obtain additional capital. If an additional source of equity financing can be obtained, of which there can be no assurance, the existing shareholders may be further diluted. If additional financing is structured as convertible debt, existing shareholders will be subject to substantial dilution if the debt is not paid in full when due. The Company may find it necessary to recapitalize at some point in the future.

(b)	Principal Business Activity

The Company is a development stage company whose business is developing and commercializing innovative pharmaceutical products to treat debilitating diseases. The Company and its products are subject to comprehensive regulation by the United States Food and Drug Administration (FDA) within the United States and by comparable authorities in other countries.

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

Pursuant to two Sponsored Research Agreements between the Company and Weill Medical College of Cornell University (“WMC”) and a License Agreement, as amended, with Cornell Research Foundation, Inc. (“Cornell”), a subsidiary of Cornell University, the Company has been granted the exclusive license to develop and market a medical compound which has certain derivatives that are directed towards:

NOTE 1      PLAN OF ORGANIZATION (continued)

(b)    Principal Business Activity (continued)

(i)    the treatment of cancer as a highly water-soluble agent having low toxicity towards non-cancerous cells and,

(ii)    potentially, as a site directed chemotherapeutic agent that selectively attacks only cancer cells through a specific delivery device depending on the site-directing agent, and

(iii)    the treatment of HIV/AIDS as an anti-HIV activity which could be used either systemically as an AIDS therapy or locally as a biocidal compound for the inhibition of the sexual acquisition of HIV.

NOTE 2      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a)    Basis of Presentation

The accompanying unaudited financial statements as at and for the nine and three months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the nine and three months ended September 30, 2005 and 2004. The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2004 balance sheet was derived from the audited statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB File No. 333-113734 as filed with the Securities and Exchange Commission on March 31, 2005.

(b)    Revenue Recognition

Since its inception, the Company, which is in the development stage, has not had any revenues. The Company will recognize revenues in accordance with GAAP. Revenues from sales will be recognized when products are shipped to customers. Royalties earned from licensing products to other pharmaceutical entities will be recorded on a pro-rata basis over the life of the license agreement.

NOTE 2      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES (continued)

(c)    Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d)    Deferred Registration Costs

Costs incurred in connection with the sale of the Company’s securities were offset against the proceeds from the sale of the securities.

(e)    Sponsored Research and Development Costs

Sponsored research and development costs (R&D) are expensed at the earlier of when they are paid or when the R&D is performed. R&D costs to date have consisted of the minimum payments required under sponsored research agreements between the Company and Weill Medical College of Cornell University (“WMC”).

The first three year sponsored research agreement respecting cancer research was originally scheduled to expire on June 18, 2005; but it was extended by amendment to September 30, 2005. The Company was required to pay an aggregate of $1,250,000 to WMC for research costs and overhead associated with this research. In July 2002 and 2003, respectively, payments of $500,000 and $375,000 were made to WMC and the remaining $375,000 was paid in July 2004. On June 29, 2005 the agreement was amended to extend the research period until September 30, 2006. The extension agreement originally required the Company to make additional payments of $50,000 on October 1, 2005, $50,000 on January 1, 2006, $75,000 on April 1, 2006 and $75,000 on July 1, 2006. The payment schedule has been further revised to $10,000 in October 2005, which has been paid, $40,000 in November 2005, $50,000 in February 2006 and $75,000 in May and August 2006. At September 30, 2005, a liability of $50,000 is reflected in accrued expenses in the accompanying financial statements.

As of January 22, 2004, the Company and WMC entered into a second sponsored research agreement respecting treatments for HIV/AIDS which has a three year term. The Company was required to pay an aggregate of $1,000,000, of which $75,000 was paid in July 2004 and $112,500 was payable in November 2004, of which $62,500 was paid in 2004 and $50,000 was paid in 2005. On March 1, 2005, the agreement was amended for the remaining balance to be paid as follows: $187,500 in July 2005 of which $50,000 was paid on August 16, 2005, $312,500 in December 2005 and $312,500 in December 2006. On August 1, 2005 the agreement was further amended for the July 2005 payment to be paid as follows: $50,000 on August 16, 2005 and $68,750 on each of September 16, 2005 and October 16, 2005. On October 14, 2005, the final $68,750 was rescheduled to be paid on December 1, 2005. On October 19, 2005, the second year’s payment of $312,500, which would otherwise be due on December 31, 2005, was

NOTE 2      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES (continued)

(e)    Sponsored Research and Development Costs (continued)

reduced to $250,000 payable $25,000 on November 1, 2005, $50,000 on March 1, 2006, $75,000 on June 1, 2006 and $100,000 on September 1, 2006.

The Company, in return for its research funding under the two agreements, received a first right of refusal to acquire a royalty-bearing licenses to market the technology developed by the researchers. At September 30, 2005, a liability of $68,750 is included in the accompanying financial statements.

The Company or WMC may cancel either agreement with prior notice. If cancelled, the Company may not be liable for any further payments but WMC can use all monies paid to meet its commitments to third parties involved in the R&D. Based upon budgets submitted by WMC’s chief R&D investigator, all funds have been committed for expenditure.

Additionally, the agreements require the Company to reimburse WMC for certain costs incurred in obtaining patents for any technology developed through the sponsored research. Fees for patent attorneys of $52,146 in 2002 and $7,682 in 2003 and $49,295 in 2004 were charged to operations. Fees for patent attorneys of $83,148 and $139,259 were charged to operations in three and nine months ended September 30, 2005. Included in accrued expenses are liabilities to WMC for $18,538 and $43,096 to the Company’s patent attorneys at September 30, 2005.

Although the pro rata amortization of the entire R&D cost is less than the amounts paid in fiscal 2002, 2003, and 2004, management, because there is no evidence that the R&D will result in a commercially viable product, has charged the entire scheduled payments to operations at the earlier of when paid or scheduled to be paid. If the R&D was charged to operations ratably, the net loss and R&D expense in 2002 would be reduced by $250,000 with an increase in prepaid expenses, working capital, total assets and stockholders’ equity of $250,000. In each of fiscal 2004 and 2003, there would be no effect to the results of operations but the prepaid expenses, working capital, total assets and stockholders’ equity would be increased by the same $250,000. In the three months ended September 30, 2005 and 2004, the effect of pro rata amortization would be a reduction in the charge to operations of $96,875 and $287,500, respectively. In the nine months ended September 30, 2005, the effect of pro rata amortization would be a charge to operations of $278,125 and a $100,000 reduction in research and development expenses in the nine months ended September 30, 2004. Stockholder’s equity would be decreased by $278,125 at September 30, 2005.

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

NOTE 2	SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES (continued)

(e)    Sponsored Research and Development Costs (continued)

paid. The license agreements require additional payments upon the attainment of certain milestones - initiation of clinical trials and FDA or equivalent approval of products developed. If all milestones are attained, then the Company would be required to pay an aggregate of $2,187,500 for the license.

(f)    Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (Revised) “Consolidation of Variable Interest Entities” of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation describes the circumstances under which a variable special purpose entity is to be consolidated with entities that do not have the characteristics of a controlling interest in the special purpose entity.

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. The Company will be required to comply with SFAS No. 123(R) for all financial periods commencing after December 15, 2005.

Management believes the adoption of these pronouncements will not have a material impact on the Company.

(g)    Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing the net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing the net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive.

NOTE 3      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at:

	September 30, 2005	December 31, 2004
	Unaudited
Professional fees	$129,659	$34,677
Due to placement agent	15,000	19,175
Payroll taxes	—	3,872
Franchise taxes payable	300	1,637
Sundry operating expenses	18,542	16,400
	$163,501	$75,761

NOTE 4      RELATED PARTY TRANSACTIONS

Liabilities to related parties consist of the following:

	September 30, 2005	December 31, 2004
	Unaudited
Notes Payable - Stockholders	$855,000	$700,000

Accrued Expenses and other current Liabilities
Accrued salaries	$360,500	$225,000
Consulting fees	222,000	127,000
Professional fees	36,362	17,683
Interest	312,112	208,388
Sundry operating expenses	13,811	3,000
	$944,785	$581,071

Total Related Party Liabilities	$1,799,785	$1,281,071

(a)    Notes Payable - Chairman

In July 2002, Joel San Antonio, a founding shareholder and the Chairman of the Board of Directors, paid WMC $350,000 on behalf of the Company in partial satisfaction of the Company’s commitment under one of the Sponsored Research Agreements. The Company’s debt to Mr. San Antonio bears interest at the rate of 15% per annum and was originally due on August 17, 2002. The due date was initially extended until March 31, 2003 and, subsequently, until June 30, 2003, September 30, 2003, March 31, 2004, May 31, 2004, December 31, 2004, September 30, 2005 and June 30, 2006.

NOTE 4       RELATED PARTY TRANSACTIONS

(b)    Notes Payable - Others

In consideration of extending the agreement from March 31, 2003 until June 30, 2003, the Company issued 5,000,000 shares of common stock to Mr. San Antonio. At the date of issuance, the shares had a fair value of $250,000 which was charged to operations in 2003 as interest. The fair value of the shares issued was based upon the per share offering price in a private placement being conducted by the Company at that time.

During the fourth quarter of 2003, the Company made a principal payment of $75,000 to Mr. San Antonio and, during the nine months ended September 30, 2004, the Company made principal payments aggregating $175,000. Interest expense of $14,271 and $36,875 in the nine months ended September 30, 2005 and 2004, respectively, were charged to operations. At September 30, 2005 and December 31, 2004, accrued interest was $120,253 and $105,982, respectively, which is included in the accompanying financial statements under the caption accrued expenses - related parties. As of September 30, 2005, the outstanding principal owed to Mr. San Antonio was $125,000.

Between November 2003 and June 2004, the Company conducted a private placement, to accredited investors only, of promissory notes having an aggregate principal amount of $1,000,000 bearing interest at the rate of 20% per annum due one year following their respective issuance dates. Eleven notes were issued in the aggregate principal amount of $800,000, of which $225,000 was repaid in 2004. Interest charged to operations in respect of these notes during the nine months ended September 30, 2005 and 2004 was $87,528 and $58,961, respectively. Accrued interest at September 30, 2005 and December 31, 2004, of $160,546 and $102,406, respectively, is included in accrued expenses - related parties.

Under these notes, the lenders have the option to declare their respective unpaid principal balances, together with all accrued interest, immediately due and payable; however, the holders of the notes have agreed to extend the due dates of the amounts owed them until June 30, 2006. At November 11, 2005, the aggregate principal amount outstanding under these notes was $575,000.

In August 2005 an accredited investor who is a stockholder of the Company acquired a $45,000 20% interest bearing note payable in 30 days. $5,000 of the principal was repaid in September 2005 and the balance of the note and accrued interest was extended through December 30, 2005.

Commencing in August 2005, the Company issued to five accredited investors, four of whom are shareholders of the Company, its 15% interest bearing 90 day notes aggregating $90,000. Another accredited investor, who is a stockholder, in September 2005 acquired the Company’s $25,000 note payable with interest of 15% on September 27, 2006. Interest expense on these notes of $1,925 was charged to operations in the current period and is included in accrued expenses - related parties at September 30, 2005. In November 2005 three additional 15% interest bearing notes were issued for an aggregate of $30,000.

NOTE 4      RELATED PARTY TRANSACTIONS (continued)

(c)    Legal Fees

The Company’s general and securities counsel is one of the Company’s original shareholders. During the period from inception to September 30, 2005, its fees for legal services rendered aggregated $277,374, of which $43,460 was in connection with the Company’s private placements, $75,226 was in connection with its initial public offering and the remainder was for legal representation in connection with general corporate matters.

Of these amounts, $118,686 was charged to additional paid-in capital. $53,679 was charged to operations in the nine months ended September 30, 2005 and $38,589, $7,603 and $51,243 were charged to operations in fiscal 2004, 2003 and 2002, respectively. A portion of these fees, $11,841, was advanced by one of the Company’s directors who was reimbursed in September 2002. At September 30, 2005 and December 31, 2004, unpaid legal fees aggregated $36,362 and $17,683, respectively, and are included in accrued expenses - related parties.

(d)    Placement Agent Fees

Robert M. Cohen, the Company’s President and Chief Executive Officer/Chief Financial Officer, controlled the corporate placement agent retained by the Company in connection with two private placements of its securities. For its services, the placement agent received $9,500 in 2001, $25,000 in 2002 and $70,950 in 2003 in commissions and fees.

(e)    Consulting Agreement

In January 2004, the Company, pursuant to a consulting agreement having a five year term, retained the services of Joel San Antonio, Chairman of the Company’s board of directors, to assist senior management in identifying opportunities and developing strategies to enhance the Company’s value. The Chairman is entitled to receive $120,000 annually for his services and a monthly car allowance of $1,000, of which $222,000 and $123,000 were outstanding at September 30, 2005 and December 31, 2004, respectively. These liabilities are included in accrued expenses - related parties.

(f)    Lease

In March 2004, the Company leases its Stamford, Connecticut premises for $350 per month from a company owned and controlled by Joel San Antonio, Chairman of the Company’s board of directors. The lease has a one year term which is automatically renewable for an additional one year term. Rent charged to operations in the nine months ended September 30, 2005 and 2004 was $3,150 and 2,450, respectively. At September 30, 2005, unpaid rent of $1,050 was included in accrued expense - related parties. The Company was charged an additional $1,176 during the period for sundry office tasks, of which $386 remained unpaid at September 30, 2005.

NOTE 4      RELATED PARTY TRANSACTIONS (continued)

(g)    Employment Agreement

On January 1, 2004, the Company entered into a five year employment agreement with Robert M. Cohen, its President and Chief Executive Officer/Chief Financial Officer, pursuant to which he is entitled to an annual salary of $250,000, an automobile allowance of $12,000 and a cash incentive bonus equal to 1% of the Company’s after-tax net income, as defined in his employment agreement. He is also entitled to all other benefits which are or will be provided to the Company’s other executive officers and employees. At September 30, 2005 and December 31, 2004, Mr. Cohen was owed salary in the respective amounts of $360,500 and $225,000 and, at September 30, 2005, $3,000 in unpaid car allowance, all of which is included in accrued expense - related parties. In September 2004, Mr. Cohen was reimbursed $15,530 for telephone and medical and life insurance expenses he had advanced on behalf of the Company.

NOTE 5      INCOME TAXES

From inception through September 30, 2005, the Company has not had, and does not have, any currently payable or deferred federal or local tax liabilities. At September 30, 2005 and December 31, 2004, the Company had federal and state net operating loss carry forwards available to reduce future taxable income amounting to approximately $3,260,000 and $2,366,000, respectively, expiring $633,000 in 2022, $700,000 in 2023, $1,033,000 in 2024 and $894,000 in 2025. The Company also has federal research and development tax credits aggregating $306,000, of which $90,000 $68,000, $98,000 and $50,000 expire in 2022, 2023, 2024 and 2025, respectively. Management is unable to determine if the utilization of the future tax benefits is more likely than not to occur and, accordingly, the deferred federal and state tax assets of approximately $1,755,000 and $1,289,000 at September 30, 2005 and December 31, 2004, respectively, have been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

	For the Three Months Ended September 30
	2005 (Unaudited)		2004 (Unaudited)
Loss before income taxes	$(469,927)		$(620,998)

Expected statutory tax benefits	(159,800)	-34.0%	(211,100)	-34.0%
Research credit	(25,000)	-5.3%	(50,000)	-8.1%
State tax benefit net of federal tax	(25,400)	-5.4%	(33,500)	-5.4%
Net operating loss valuation reserve	210,200	44.7%	294,600	47.5%

Total tax benefit	$—	0.0%	$—	0.0%

NOTE 5      INCOME TAXES (continued)

	For the Nine Months Ended September 30				For the Period from February 20, 2001 (Inception) to
	2005		2004		September 30, 2005
	Unaudited		Unaudited		Unaudited
Loss before income taxes	$(994,256)		$(1,094,838)		$(3,961,501)

Expected statutory tax benefits	(338,000)	-34.0%	(372,200)	-34.0%	(1,346,900)	-34.0%
Research credit	(25,000)	-2.5%	(50,000)	-4.6%	(194,000)	-4.9%
State tax benefit net of federal tax	(53,700)	-5.4%	(59,100)	-5.4%	(213,900)	-5.4%
Net operating loss valuation reserve	416,700	41.9%	481,300	44.0%	1,754,800	44.3%

Total tax benefit	$—	0.0%	$—	0.0%	$—	0.0%

NOTE 6      COMMON STOCK

(a)    Private Placements Generally

The private placements of the Company’s unregistered securities discussed below were all made, or are being made, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”). No persons other than accredited investors were solicited or are being solicited in connection with any of these offerings.

Pursuant to Rule 144 promulgated under the Securities Act, securities issued in private placements are subject to certain restrictions on transfer, including volume limitations and required holding periods. Generally, a limited number of shares may be sold one year following their issuance. Two years after their issuance, they are no longer subject to the volume restrictions. Accordingly, on the various dates the stock may be sold without restriction on the number of shares to be sold, there may be an unusually high volume of shares traded, which in all likelihood, would adversely affect the market price per share. In addition to the negative impact this had, and may in the future have, on the Company’s existing shareholders, the Company’s ability to raise capital through the sale of newly issued securities at or above the then market price was, and would be, impaired, regardless of the per share value the Company believes is appropriate.

(b)    Miscellaneous Issuances

On February 21, 2001, the founding and original shareholders, all of whom are accredited investors, subscribed for 202,700,000 shares of common stock for an aggregate purchase price of $20,270, of which $140 was paid in 2001 and the balance in 2002.

NOTE 6      COMMON STOCK (continued)

(b)    Miscellaneous Issuances (continued)

In payment for administrative services rendered in conjunction with organizing the Company, four people received 450,000 shares of common stock whose fair value was $45 as determined by the then per share price ($.0001) paid by the founding and original shareholders.

In 2003, Joel San Antonio, the Chairman of the board of directors, was issued 5,000,000 shares of common stock in consideration for extending the due date of a promissory note payable to him. The fair value of the stock, $250,000, was charged to operations as additional interest expense. The fair value was based upon the per share value $.05 ascribed to the Company’s private placement of its securities that commenced in July 2002. See below.

In January 2004, the Company issued 500,000 shares of common stock to William Tweed as an inducement to serve as a member of the Company’s board of directors. The fair value of the shares issued, $125,000, was charged to operations upon issuance. The fair value was based upon the per share value $0.25 ascribed to the Company’s initial public offering of its securities. See below.

In September 2005, the Company issued 200,000 shares of unregistered common stock to Michael Palfreyman, the Company’s Chief Scientific and Drug Development Advisor, in lieu of a payment of $10,000 in consulting fees owed to him. The fair value was based upon the per share value $0.05 ascribed to the Company’s recent private offering of its securities. See below.

(c)    Private Placements Prior to Initial Public Offering

In September 2001, the Company commenced a private placement of 60,000,000 shares of common stock for $.005 per share. The Company received $257,404 in offering proceeds (net of $103,118 in offering costs).

In July 2002, the Company commenced another private placement of 15,000,000 shares of common stock for an aggregate of $750,000 ($.05 per share). The Company received $643,665 net of offering costs.

Between November 2003 and June 2004, the Company conducted a private placement of promissory notes having an aggregate principal amount of $1,000,000 bearing interest at the rate of 20% per annum due one year following their respective issuance dates. As of the offering termination date, eleven notes were issued in the aggregate principal amount of $800,000, of which principal aggregating $225,000 has been paid. See Note 4.

NOTE 6      COMMON STOCK (continued)

(d)    Initial Public Offering

The Company’s initial public offering of securities terminated on February 15, 2005. The securities offered were units consisting of (i) one share of common stock, (ii) one Class A warrant to buy one share of common stock for $.50, and (iii) on Class B warrant to purchase one share of the common stock for $1.00. The Class A warrants are exercisable between August 12, 2004 and August 11, 2009 and the Class B warrants between August 12, 2004 and August 11, 2011. The Company sold 2,910,000 units at a purchase price of $0.25 per unit and received proceeds of $409,837, net of offering costs of $317,663.

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

(e)    Private Placements Subsequent to Initial Public Offering

On April 14, 2005, the Company commenced a private placement of up to 2,750,000 shares of unregistered common stock at $0.10 per share. The offering terminated on August 31, 2005. Twenty-five accredited investors purchased an aggregate of 1,600,000 shares for aggregate gross proceeds to the Company of $160,000. Between September 1, 2005 and November 1, 2005, the Company sold a total of 300,000 unregistered shares at $0.05 per share to two accredited investors for aggregate net proceeds of $15,000 and 1,000,000 unregistered shares to another accredited investor at $0.03 per share for aggregate net proceeds of $30,000. The proceeds of these equity sales, together with the working capital financing discussed below, has not provided the Company with sufficient funds to cover all of its present and immediately future costs and expenses.

In addition to the equity offering described above, the Company has engaged in non-institutional debt financing. Between August 11, 2005 and November 1, 2005, the Company borrowed an aggregate of $190,000 from ten accredited investors of which $5,000 has been paid. The notes generally bear interest at 15% per annum. These loans become or became due between November 9, 2005 and May 3, 2007. If the Company fails to pay the loans when they become due, the lenders of an aggregate of $90,000 of the debt have the option to declare the entire unpaid principal balance of their respective debts, together with all accrued interest, immediately due and payable; the lenders of an aggregate of $100,000 of the debt have the option to purchase a number of shares of common stock equal to the principal amount of their respective loans for a

NOTE 6      COMMON STOCK (continued)

(e)    Private Offerings Subsequent to Initial Public Offering (continued)

per share purchase price of $.01. If the event of default continues for thirty (30) days, then, on the thirtieth (30th) day (and at the end of each successive thirty (30) day period until the loan, together with accrued interest, is paid in full), the lenders have the option to again purchase the same number of shares at the same per share purchase price.

As of November 9, 2005, the Company was in default with respect to one of these notes, in the principal amount of $10,000, that provides the lender with the right to purchase shares. Should the Company default on all of its outstanding debt that has this feature, up to 100,000 shares per month could be issued at $0.01 per share which would cause substantial dilution to existing shareholders.

NOTE 7      COMMITMENTS AND CONTINGENCIES

(a)    Sponsored Research Agreements and License Agreement

The Company has entered into two Sponsored Research Agreements, as amended, with WMC and a License Agreement, as amended, with Cornell. Pursuant to the License Agreement, in return for funding research under the Sponsored Research Agreements, the Company received an exclusive license to market specified developed under the Sponsored Research Agreements and the right of first refusal to acquire exclusive licenses to other technology developed thereunder.

There can be no assurance that the Company will be able to make any of the scheduled payments (including required expense reimbursements) under the Sponsored Research Agreements or License Agreement when due. Should it fail to do so, it may lose all of its rights to the products developed as a result of the research it has sponsored.

The Company or WMC may cancel either Sponsored Research Agreement with prior notice. If cancelled, the Company may not be liable for any further payments, but WMC would retain all amounts previously paid to apply to its commitments to third parties involved in the R&D. Based upon budgets submitted by WMC’s chief R&D investigator, all funds paid to WMC to date have been committed for expenditure.

(i)    Sponsored Research Agreement - Cancer

Pursuant to the first Sponsored Research Agreement, entered into as of June 19, 2002, the Company is funding research relating to (i) the treatment of cancer as a water-soluble agent having low toxicity towards non-cancerous cells, and (ii) potentially, the treatment of cancer as a site directed chemotherapeutic agent that selectively attaches to cancer cells depending on the site-directing agent. The agreement has been amended several times, as described below. Originally, the agreement had a three year term expiring on June 18, 2005 and the Company was required to fund a total of $1,250,000 of research, all of which has been paid.

NOTE 7      COMMITMENTS AND CONTINGENCIES (continued)

(a)    Sponsored Research Agreements and License Agreement (continued)

Amendment No. 1, dated June 29, 2005, extended the term of the agreement from June 18, 2005 to September 30, 2005. It also proposed a further extension of the agreement for another year commencing on October 1, 2005 and expiring on September 30, 2006. If extended, the Company would become obligated to fund another $250,000 of research and direct costs. This amount was proposed to be paid in four installments, $50,000 on October 1, 2005, $50,000 on January 1, 2006, $75,000 on April 1, 2006 and $75,000 on July 1, 2006.

Amendment No. 2, dated October 14, 2005, amended the agreement as proposed in Amendment No. 1, however, the dates and amounts of the payments were finalized as follows: October 15, 2005 - $10,000; November 15, 2005 - $40,000; February 15, 2006 - $50,000; May 15, 2006 - $75,000 and August 15, 2006 - $75,000. The Company paid the amount due on October 15, 2005 simultaneously with the execution of Amendment No. 2.

There can be no assurance that the Company will have sufficient funds to make the remaining payments under this agreement when due. In fact, the Company will be in arrears with respect to the payment due on November 15, 2005. A continuing failure to make this payment, or the Company’s failure to make other payments when due, might cause the Company to forfeit its rights to the licenses to the products which potentially may be developed from the research conducted pursuant to the agreement.

(ii)    Second Sponsored Research Agreement - HIV/AIDS

In January 2004, the Company and WMC entered into a second Sponsored Research Agreement pursuant to which the Company is funding research relating to the treatment of HIV/AIDS as an anti-HIV agent used either systemically as an AIDS therapy or locally as a biocidal compound for the inhibition of the sexual acquisition of HIV. The agreement has been amended several times, as described below.

Originally, the agreement had a three year term expiring in October 2007 and the Company was required to fund a total of $1,000,000 of research and direct costs which was to be paid in two installments of $187,500 on June 30, 2004 and July 1, 2005, and two installments of $312,500 on December 1, 2005 and December 1, 2006.

Amendment No. 1, dated July 9, 2004, modified the agreement to provide that the $187,500 payment which have been due on June 30, 2004 be payable in two installments, $75,000 on July 15, 2004 and $112,500 on November 12, 2004. $147,500 of the $187,500 aggregate amount of these payments was paid as of December 31, 2004.

Amendment No. 2, dated March 1, 2005, extended the due date for the remaining $40,000, which is included as a liability on the accompanying financial statements at December 31, 2004, from November 12, 2004 until May 1, 2005.

NOTE 7      COMMITMENTS AND CONTINGENCIES (continued)

(a)    Sponsored Research Agreements and License Agreement (continued)

Amendment No. 3, date August 1, 2005, provided that the second payment of $187,500 which had been due on July 1, 2005 be payable in three installments, $50,000 on August 16,2005 and $68,750 on each of September 16, 2005 and October 16, 2005.

Amendment No. 4, dated as of October 14, 2005, revised the payment schedule so that the $68,750 otherwise due on October 16, 2005 became payable on December 1, 2005.

Amendment No. 5, dated as of October 19, 2005, amended the agreement to provide that the $312,500 payment which was to have been due on December 1, 2005 be reduced by $62,500 to $250,000 (thereby reducing the total amount due under the agreement to $937,500) and be paid in four installments, $25,000 on November 1, 2005, $50,000 on March 1, 2006, $75,000 on June 1, 2006 and $100,000 on September 1, 2006.

There can be no assurance that the Company will have sufficient funds to make the remaining payments under this agreement when due. A failure to do so might cause the Company to forfeit its rights to the licenses to the products which may potentially developed be from the research conducted pursuant to this agreement.

(iii)    License Agreement

Pursuant to the License Agreement, as amended, the Company has the exclusive license to the technology developed for certain uses under the Sponsored Research Agreements and a right of first refusal to the exclusive license to the technology developed thereunder. The Company paid an initial non-refundable license fees of $50,000 in fiscal 2002 for the cancer research license and $50,000 in 2004 for the HIV research license. As there is no evidence that any technology developed from the research will be commercially viable, these payments were charged to operations in the period paid.

In order for the Company to maintain its exclusive license, it must make additional payments aggregating $2,187,500 when and if certain milestones are achieved in respect of each of the cancer and HIV/AIDS application. The milestones and the amounts due are as follows:

NOTE 7      COMMITMENTS AND CONTINGENCIES (continued)

(a)    Sponsored Research Agreements and License Agreement (continued)

Submission of Investigative New Drug to Governmental Authorities

Application to the FDA or equivalent	$50,000
Initiation of Phase I Clinical Trial	62,500
Initiation of Phase II Clinical Trial	125,000
Initiation of Phase III Clinical Trial	200,000
FDA or Equivalent Body Approval	1,000,000
First Anniversary after FDA Approval	750,000
$2,187,500

The term of the Company’s license extends up to the expiration date of any patent granted with respect to the specified technology. The License Agreement requires the Company to make royalty payments of up to 7% from the sale of any product utilizing the specified technology. Commencing one year after the first sale of any such product, the Company is required to make annual minimum royalty payments of $100,000 for as long as it remains licensee. Cornell is also entitled to a percentage of the proceeds received by the Company from its sub-licensees and from the sale or transfer of any part of its rights and interest in the license.

The Company may terminate the License Agreement at any time provided that all amounts owed under the agreement are paid. In that event, the rights to the products will cease to belong to the Company and will revert to Cornell and the sale of all products developed from the licensed technology by the Company or its sub-licensees must cease. Although it is impractical to predict when, or if, each of the milestones may be achieved, it is likely that FDA approval, if it is ever achieved, will not occur until 2011.

(b)    Employment and Consulting Agreements

The Company has an employment agreement with Robert M. Cohen, its President and Chief Executive Officer/Chief Financial Officer, and a consulting Agreement with Joel San Antonio, the Chairman of the Company’s board of directors. See Note 4. The Company also has a consulting agreement with WMC’s chief research investigator pursuant to which he receives $1,000 per day for attendance at meetings that management requires his presence. In fiscal 2004, 2003 and 2002, he was paid $7,000, $3,000 and $5,000, respectively. During the current three and nine months ended September 30, 2005, consulting fees of $3,000 and $9,000, respectively, were charged to operations and included in accrued expenses. During the three and nine months ended September 30, 2004, no fees were charged to operations.

In April 2005, the Company engaged a non-affiliated consultant for an initial one year term, for a fee of $2,500 per month, plus out of pocket costs, to advise management on scientific research matters. During the nine months ended September 30, 2005, $18,187 was charged to operations. In September 2005, the consultant accepted 200,000 shares of the Company’s unregistered common stock in payment of $10,000 in consulting fees owed to him. See Note 6.

NOTE 7      COMMITMENTS AND CONTINGENCIES (continued)

(c)   Leases

In March 2004, the Company leased its Stamford, Connecticut premises for $350 per month from a company owned and controlled by Joel San Antonio, the Chairman of the Company’s board of directors. The lease has a one year term which is automatically renewable for an additional one year term. Rent charged to operations in the nine months ended September 30, 2005 and 2004 was $3,150 and $2,450, respectively. At September 30, 2005, unpaid rent of $350 is included in accrued expense - related parties.

The Company has the use of an apartment in New York City owned by a corporation controlled by the lead researcher employed by WMC in connection the research sponsored by the Company. The arrangement, which provides for payments of $1,500 per month, is automatically renewable for successive one year terms and now expires in July 2006. The Company is credited with an amount equal to its cost for all furnishings for and improvements to the apartment. In 2004 and 2003, the Company expended $6,387 and $45,494 for furnishings and improvements and received a credit of $13,500 for the nine months ended September 30 2005 and 2004. At December 31, 2004 and September 30, 2005, the balance of these expenditures were included in deferred rent.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. Marc Pharmaceuticals, Inc. (the “Company”) makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to,

(a)    the Company may not be able to raise the necessary funds that are needed for the continued research and development of its products,

(b)    the United States Food and Drug Administration (FDA) may not approve clinical trials for the products,

(c)    the Company will depend substantially upon the efforts of contracting parties who may not perform adequately;

(d)    the Company’s patent rights may not be sufficient to protect its products,

(e)    the Company may never earn a profit from its products,

(f)    the Company’s products may not be proven to be safe or effective,

(g)   the Company’s licenses require substantial performance on its part to remain effective, including the payment of substantial sums; if the Company loses a license, it could lose the right to develop and market the drugs covered by the license,

(h)   other groups may have developed similar inventions to those of the Company, and therefore, the Company may be at a competitive disadvantage, and

(i)    the market price of the Company’s stock may be subject to unusual volume and price fluctuations when certain restrictions on its privately issued stock are removed; moreover, in addition to the negative impact this may have on the Company’s existing shareholders, the Company’s ability to raise capital through the sale of newly issued securities at or above the then market price would also be impaired, regardless of the per share value the Company believes is appropriate.

The Company’s Business

The Company is a development stage start-up company focusing on developing and commercializing innovative pharmaceutical products for the treatment of debilitating diseases.

(a)    Patents

Currently, the Company has an exclusive license from Cornell Research Foundation, Inc. (“Cornell”) to certain patents and patent applications covering compounds intended for use in treating cancer, HIV and AIDS and the methods for making and using such compounds.

The Company is licensed under one U.S. Patent and four pending U.S. applications, as well as a number of foreign patents and applications (including one European Patent (EP), one pending EP application, one Canadian application and three pending international applications).

On May 10, 2005, the U.S. Patent and Trademark Office (the “Patent Office”) acted on one of the patent applications under which the Company is licensed by Cornell. U.S. Patent 6,890,533 was granted on the application. The patent claims certain compounds described in the application. A related U.S. patent application is pending and the Patent Office has begun its substantive examination. A response to an Official Action by the Patent Office has been filed. A third U.S. patent application under which the Company is licensed was filed with the Patent Office on May 18, 2005 and is waiting substantive examination.

Two Non-Provisional U.S. patent applications entitled “Betulinol Derivatives as Anti-Cancer Agents” and “Betulinol Derivatives as Anti-HIV Agents” were filed with the Patent Office on September 10, 2005. These applications (under which the Company is licensed by Cornell) pertain to methods and compositions for targeting prostate tumors and treating prostate cancer, and to methods for treating HIV

The Patent Office reported on its web site (www.uspto.gov) that, as of April 1, 2005, the average pendency of a chemical or biotechnology patent application was 30.4 months. There can be no assurance as to the timing of the review of the Company’s pending patent applications or that any claims will be granted on the Company’s applications.

A European Patent entitled “Betulinol Derivatives” (the counterpart to the granted U.S. Patent) is licensed to the Company by Cornell. European and Canadian patent applications for “Betulinol Derivatives” are licensed to the Company and are currently pending. Three international applications to “Anti-HIV Activity of Betulinol Derivatives,” “Betulinol Derivatives as Anti-Cancer Agents” and “Betulinol Derivatives as Anti-HIV Agents” that are licensed to the Company have been filed under the Patent Cooperation Treaty. These applications are currently pending and are waiting substantive examination.

(b)    Laboratory Tests

To date, the Company has had some successful laboratory results. Some of the Company’s candidate drug compounds have been prepared in a more water soluble form. See the discussions under the headings “Cancer Treatments” and “HIV/AIDS Treatments” below. However, while there have been some indications that the Company’s drug candidates may be effective in treating cancer, HIV and AIDS, these compounds have not been proven to be effective in treating or preventing these diseases in humans, nor have they been proven safe for administration to human beings.

Additional laboratory investigations are planned and additional data must be collected on the Company’s drug candidates in order to reduce the risk of product failure at the early stage of the drug approval process.

It is also possible that the Company may identify an additional product candidate, although this is not likely to happen in the foreseeable future.

The Company has engaged a scientist experienced in drug development, Dr. Michael G. Palfreyman, as its Chief Scientific and Drug Development Advisor. Dr. Palfreyman will work closely with the Company sponsored scientists and FDA approved “Contract Research Organizations” to advance the Company’s drug development program with maximum efficiency through the FDA mandated regulatory process. To maintain Dr. Palfreyman’s consultancy and to engage any additional consultants, the Company will have to secure additional financing.

The Company is currently negotiating with an FDA approved contract research organization to develop and undertake the necessary pre-clinical studies on betulinol derivatives to enable FDA approved IND filings for potential clinical applications.

(i)    Cancer Treatments

The Company has conjugated certain candidate compounds with other chemical agents to increase the solubility of these candidate compounds in pharmaceutically acceptable solvents. These conjugated compounds have been shown to be soluble in water and to retain their bioactivity.

In preliminary experiments conducted in laboratory animals, one of the conjugated compounds has been shown to be effective against prostate cancer cell lines and to inhibit prostate tumor growth in animals. Study of this compound for the treatment of prostate cancer is continuing.

Preliminary studies in mice have shown that certain candidate compounds are effective for treating prostate cancer cells. In these early studies most of the prostate cancer cells that were tested were killed after ten days treatment. Additionally, no adverse effects on normal cells have been detected and the mice remain healthy during treatment with both normal and high doses of the drug.

The Company-sponsored investigator recently completed a 17-day study on laboratory animals. The study involved mice that are genetically bred so that they do not produce antibodies. Antibodies are normally produced by living organisms such as humans and mice to combat the presence of dangerous conditions, such as cancer. By utilizing these specially bred mice, the results of the candidate cancer therapeutic may be measured without interference from the mouse’s own antibodies.

Investigators sponsored by the Company transplanted prostate cancer cell cultures in the form of tumors into mice by injection. They then injected the candidate cancer treatment compound into the same mice. Results have been substantially consistent in showing that the candidate compound destroyed the cancer cells without any significant effect on normal cells. To date, the cell cultures introduced into the mice are model prostate cancer cell lines.

The study results showed that one of Marc’s water soluble drug candidates (a Betulinol derivative) slowed prostate tumor growth in mice. After more than two weeks, mice treated with the Betulinol derivative had substantially smaller tumors compared to an untreated control group. Further tests on the mice treated with the Betulinol derivative revealed that the remaining tumor tissue had a noticeable absence of cell division. The observation was confirmed in a laboratory test which showed that the prostate tumor cells appeared to have undergone cell-death following treatment with the Marc drug candidate.

(ii)    HIV/AIDS Treatments

Certain candidate compounds have been shown to inhibit HIV in preliminary laboratory studies and might be used both systemically (i.e., as a general whole body therapy) as an AIDS therapy, or locally to inhibit the growth and transmission of HIV through sexual activity.

With respect to the HIV therapeutic, the Company’s principal investigator reported that in laboratory cell culture studies an HIV candidate compound has been shown to have an inhibitory effect on HIV cells and to be less toxic to healthy cells then AZT (which is approved to treat HIV). In early pre-clinical studies, the Company’s HIV candidate was used to treat cells that had been infected with viral isolates taken from HIV patients both before and after their AZT treatments where the patients had become resistant to the AZT therapy. It is noteworthy that one of the Company’s candidate compounds has shown significant inhibition of HIV virus that was resistant to treatment with AZT.

(c)    FDA Approval

No drug can be marketed in the United States without FDA approval. Unless the Company receives approval from the FDA, even if its compounds are both safe and effective, the Company will not be able to market its drugs.

The first step in the approval process is filing an investigational new drug application (IND). The Company has not filed an IND application for any of its products, but plans to conduct further tests to assemble the information required for such an application.

If these investigations are successful, of which there can be no assurance, the Company will file an IND with the FDA for a cancer therapeutic in the later part of 2006 or the early part of 2007. An IND filing for the HIV therapeutic is not likely before 2007. However, since additional funding will have to be secured by the Company prior to filing either IND with the FDA, this estimated timetable may, and in all likelihood will, be delayed.

The Company will be required to wait for FDA approval of the IND before additional testing is commenced.

Financing History

To date, the Company has had no revenues or sales. The Company has financed its operations since inception with the net proceeds received from private and public placements of debt and equity securities.

(a)    Private Placements Generally

The private placements of the Company’s unregistered securities discussed below were all made, or are being made, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”). No persons other than accredited investors were solicited or are being solicited in connection with any of these offerings.

Pursuant to Rule 144 promulgated under the Securities Act, securities issued in private placements are subject to certain restrictions on transfer, including volume limitations and required holding periods. Generally, a limited number of shares may be sold one year following their issuance. Two years after their issuance, they are no longer subject to the volume restrictions. Accordingly, on the various dates the stock may be sold without restriction on the number of shares to be sold, there may be an unusually high volume of shares traded, which in all likelihood, would adversely affect the market price per share. In addition to the negative impact this had and may have on the Company’s existing shareholders, the Company’s ability to raise capital through the sale of newly issued securities at or above the then market price was, and would be, impaired, regardless of the per share value the Company believes is appropriate.

(b)    Miscellaneous Issuances

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

In 2003, Joel San Antonio, the Chairman of the board of directors, was issued 5,000,000 shares of common stock in consideration for extending the due date of a promissory note payable to him. The fair value of the stock, $250,000, was charged to operations as additional interest expense. The fair value was based upon the per share value $.05 ascribed to the Company’s private placement of its securities that commenced in July 2002. See below.

In January 2004, the Company issued 500,000 shares of common stock to William Tweed as an inducement to serve as a member of the Company’s board of directors. The fair value of the shares issued, $125,000, was charged to operations upon issuance. The fair value was based upon the per share value $0.25 ascribed to the Company’s initial public offering of its securities. See below.

In September 2005, the Company issued 200,000 shares of unregistered common stock to Michael Palfreyman, the Company’s Chief Scientific and Drug Development Advisor, in lieu of $10,000 in consulting fees owed to him.

In September 2001, the Company commenced a private placement of 60,000,000 shares of common stock for $.005 per share. The Company received $257,404in offering proceeds (net of $103,118 in offering costs).

In July 2002, the Company commenced another private placement of 15,000,000 shares of common stock for an aggregate of $750,000 ($.05 per share). The Company received $643,665 net offering proceeds.

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

(c)    Initial Public Offering

The Company’s initial public offering of securities terminated on February 15, 2005. The securities offered were units consisting of (i) one share of common stock, (ii) one Class A warrant to buy one share of common stock for $.50, and (iii) on Class B warrant to purchase one share of the common stock for $1.00. The Class A warrants are exerciseable between August 12, 2004 and August 11, 2009 and the Class B warrants between August 12, 2004 and August 11, 2011. The Company sold 2,910,000 units at a purchase price of $0.25 per unit and received proceeds of $409,837, net of offering costs of $317, 663.

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

Because the Company’s past offerings have not raise the amounts sought, the Company continues to be in a position where it has insufficient funds to continue it research program (see below).

(d)    Private Placements Subsequent to Initial Public Offering

On April 14, 2005, the Company commenced a private placement of up to 2,750,000 shares of unregistered common stock at $0.10 per share. The offering terminated on August 31, 2005. Twenty-five accredited investors purchased an aggregate of 1,600,000 shares for aggregate gross proceeds to the Company of $160,000. Between September 1, 2005 and November 1, 2005, the Company sold a total of 300,000 unregistered shares at $0.05 per share to two accredited investors for aggregate net proceeds of $15,000 and 1,000,000 unregistered shares at $0.03 per share to another accredited investor for aggregate net proceeds of $30,000.

The proceeds of these equity sales, together with the working capital financing discussed below, has not provided the Company with sufficient funds to cover all of its present and immediately future costs and expenses.

In addition to the equity offering described above, the Company has engaged in non-institutional debt financing. Between August 11, 2005 and November 1, 2005, the Company borrowed an aggregate of $190,000, generally bearing interest at 15% per annum, from ten accredited investors. The date, original principal amount and maturity date of each loan is set forth below, as well as the penalty upon default.

Because the Company’s past offerings have not raised the amounts sought, the Company continues to be in a position where it has insufficient funds to continue its research program (see below).

Date of Issuance	Original Principal Amount	Current Maturity Date	Penalty upon Default

August 11, 2005	$10,000	November 9, 2005(1)	(4)
August 16, 2005	$45,000(2)	December 30, 2005(3)	(5)
August 25, 2005	$25,000	November 23, 2005	(4)
September 19, 2005	$10,000	December 18, 2005	(4)
September 22, 2005	$20,000	December 21, 2005	(4)
September 26, 2005	$25,000	December 26, 2005	(5)
September 26 2005	$25,000	September 26, 2006	(4)
November 1, 2005	$ 5,000	January 30, 2006	(4)
November 1, 2005	$20,000	May 3, 2007	(5)
November 1, 2005	$ 5,000	January 30, 2006	(4)
____________
(1)    The Company is currently in default on this note.

(2)    Bears interest at the rate of 20% per annum; outstanding principal reduced to $40,000 as a result of a $5,000 payment made on September 6, 2005.

(3)    As previously and currently extended.

(4)    The lender has the option to purchase a number of shares of common stock equal to the principal amount of his loan for a per share purchase price of $.01. If the event of default continues for thirty (30) days, then, on the thirtieth (30th) day (and at the end of each successive thirty (30) day period until the loan, together with accrued interest, is paid in full), the lender shall have the option to again purchase the same number of shares at the same per share purchase price.

(5)    The lender has the option to declare the entire unpaid principal balance of his debt, together with all accrued interest, immediately due and payable.

Capital Requirements

The Company’s cash on hand at November 15, 2005 totaled $4,337. The Company is still in the development stage and has had no revenues since its inception and does not anticipate revenues for the foreseeable future. Therefore, the Company will need additional financing to meet its obligations and to continue its research program. See “Twelve Month Operating Plan” below.

The Company, at September 30, 2005 and December 31, 2004, had a working capital deficiency of $205,966 and $1,359,500, respectively. For the nine months ended September 30, 2005 and 2004, it had incurred net losses of $994,256 and $1,094,833, respectively, and, at September 30, 2005, had an accumulated deficit of $3,961,431.

The Company is exploring alternative sources of financing, including institutional and more non-institutional debt, equity, joint venture arrangements, governmental or private grants or a combination of any or all of the foregoing. No arrangements have been entered into and there can be no assurance that any of them will be consummate; however, if any financing is consummated it most likely will be highly dilutive to the current stockholders.

Because the Company’s business plan involves the development of various pharmaceutical products to the point at which they may be offered for sale in the United States, it will be at least several years before the Company will be able to generate sales or revenues. During those years, the Company’s development expenditures will likely exceed $10,000,000 for every product that it seeks to commercialize. The Company does not and will not have these funds available and, therefore, it will be essential for the Company to enter into some form of joint arrangements with established pharmaceutical companies or others to provide the capital to finance commercial development of its candidate products. There can be no assurance that it will be able to do so.

(a)    Twelve Month Operating Plan

The Company’s plan of operation for the next twelve months depends upon three variables: (1) the amount of money available from the Company’s financing sources to finance further research, (2) the respective rate of success in the clinical testing of the Company’s products, and (3) the existence of an agreement with a contract research organization to develop and undertake the necessary pre-clinical studies.

If the Company raises additional funds and engages a contract research organization and continues to have positive results from its testing program, the Company intends, as its finances allow, to increase its staff, arrange for permanent leased space, continue its clinical in vitro and animal testing, submit investigative new drug applications (INDs) to the FDA for its products, perhaps begin Phase I human testing, and make all of the payments associated with these activities.

Assuming the pre-conditions described above have been satisfied, In tabular form, the Company expects that within the next twelve months it will expend the amounts for the purposes set forth in the table which follows.

Payments to Cornell	$700,000
Patent expenses	$150,000
Compensation for chief financial officer and consultants	$200,000
Expanded facility	$25,000
Other expenses for testing, including payments to contract research organization	$1,350,000
FDA expenses	$50,000
Miscellaneous expenses	$100,000
TOTAL	$2,575,000

If the Company cannot raise the necessary funds, it will suspend operations until it has the necessary capital. If the Company does not raise the necessary capital by the time that additional expenditures must be made, it may lose its licenses or be unable to take its drugs to the FDA.

If the Company’s testing results do not continue to demonstrate success, the Company may abandon one or more of its products or may delay the filing of one or more of the INDs. In any of those circumstances, the Company’s planned expenditures would be reduced.

(b)    Long-Term Plan

The Company anticipates that expenditures for product development, research and general and administrative expenses and license payments with respect to the cancer therapeutic product and the HIV product will each exceed $10,000,000. The Company is uncertain as to how long it will take for it to generate any revenues. Subject to financing availability and positive test results, neither of which can be assured, the Company anticipates that its cancer products will be submitted for an IND in the later part of 2006 or 2007 and the Company anticipates that its HIV/AIDS products will not likely be submitted for IND before 2007. Clinical trials and approval from the FDA can take anywhere from five to ten years. Moreover, it may cost hundreds of millions of dollars to bring a new drug to the marketplace.

At this point, the Company does not believe that it will be able to bring the technologies to market and anticipates that at some time in the future it will either seek a joint venture partner to assist in commercialization of the technologies or sublicense the technologies to larger pharmaceutical companies. In the event either of these events occur and the technologies are commercialized, the Company will retain an interest in the products. This interest can not be determined at this time, and, therefore, the Company is unable to set forth its exact interest in the technologies once the products are sold in the marketplace. Since the Company is uncertain at which point it will contract with a third party, if at all, it is uncertain of the amount of additional funds the Company will need in order to complete certain phases of the product’s path to commercialization. Other products which the Company may acquire will involve the same process discussed in this paragraph.

ITEM 3. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s Chief Financial Officer/Chief Executive Officer is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. He has, within 90 days prior to the filing date of this report, evaluated the Company’s disclosure controls and procedures, as defined in the rules of the Securities and Exchange Commission and has determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to him during the period covered by this Quarterly Report.

Internal Controls

To meet his responsibility for financial reporting, the Chief Financial Officer/Chief Executive Officer has established internal controls and procedures which he believes are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation by the Chief Financial Officer/Chief Executive Officer.

PART II
OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold a total of 2,900,000 shares of unregistered common stock during the period between April 14, 2005 and November 1, 2005 for aggregate net proceeds of $205,000. These shares were issued in reliance on the exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended. The offerings are fully discussed in Item 2 under the heading “Financing History.”

Item 5.      Other Information.

The Company’s Sponsored Research Agreements were each amended on October 14, 2005 and one of them was further amended on October 19, 2005. The amendments are fully discussed in Note 7 to the Financial Statements in Item 1.

Item 6.      Exhibits and Reports on Form 8-K.

(a)   Exhibits

10.24    Letter Agreement between the Company and Weill Medical College of Cornell University dated October 14, 2005.

10.25    Letter Agreement between the Company and Weill Medical College of Cornell University dated October 14, 2005.

10.26    Letter Agreement between the Company and Weill Medical College of Cornell University dated October 19, 2005.

10.27    Form of Dilutive Promissory Note.

10.28    Schedule identifying promissory notes that are substantially similar to Exhibit 10.27 in all material respects except with respect to the principal amount, the payee, the issuance date and the maturity date.

10.29    Form of Non-Dilutive Promissory Note.

10.30    Schedule identifying promissory notes that are substantially similar to Exhibit 10.29 in all material respects except with respect to the principal amount, the payee, the issuance date and the maturity date.

10.31    Form of Allonge to Promissory Note.

10.32    Schedule identifying allonges that are substantially similar to Exhibit 10.31 in all material respects except with respect to the principal amount, the payee, the issuance date and the maturity date of the promissory notes which the allonge amends.

31.1    Certification of and Chief Financial Officer and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1    Certification of Chief Financial Officer and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

Exhibit Index

Exhibit	Description	Page #

10.24	Letter Agreement between the Company and Weill Medical College of Cornell University dated October 14, 2005	38

10.25	Letter Agreement between the Company and Weill Medical College of Cornell University dated October 14, 2005	39

10.26	Letter Agreement between the Company and Weill Medical College of Cornell University dated October 19, 2005	40

10.27	Form of Dilutive Promissory Note	41

10.28	Schedule identifying promissory notes that are substantially similar to Exhibit 10.27 in all material respects except with respect to the principal amount, the payee, the issuance date and the maturity date	46

10.29	Form of Non-Dilutive Promissory Note	47

10.30	Schedule identifying promissory notes that are substantially similar to Exhibit 10.29 in all material respects except with respect to the principal amount, the payee, the issuance date and the maturity date	53

10.31	Form of Allonge to Promissory Note	54

10.32	Schedule identifying allonges that are substantially similar to Exhibit 10.30 in all material respects except with respect to the principal amount, the payee, the issuance date and the maturity date of the promissory notes which the allonge amends.	55

31.1	Certification of and Chief Financial Officer and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act	56

32.1	Certification of Chief Financial Officer and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.	58

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marc Pharmaceuticals, Inc. (Registrant)

Date: November 21, 2005	By:	/s/ Robert M. Cohen
Robert M. Cohen, Chief Financial Officer